Form 10-K
period 2015-12-31
Frontier Digital Media Group, Inc.
filed 2016-04-14
CIK 1643542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 333-205571

FRONTIER DIGITAL MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Colorado	46-2276094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

537 Pitkin Way, Castle Rock, Colorado 80104
(Address of principal executive offices)

(303) 999-8171

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on June 30, 2015, was $0.

The number of shares outstanding of the issuer’s Common Stock as of April 8, 2016, was 5,000,000.

FRONTIER DIGITAL MEDIA GROUP, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2015 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I

ITEM 1. BUSINESS

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to Frontier Digital Media Group, Inc. and its consolidated subsidiary.

Organization and Corporate History

Frontier Digital Media Group, Inc. (“we, “us,” “our,” or the “Company”) was incorporated in the state of Colorado on September 19, 2011. On March 20, 2013, we formed a wholly owned subsidiary company, Smile Producer, Inc., a Colorado corporation. Our business operations are conducted through this entity. Our principal executive offices are located at 537 Pitkin Way, Castle Rock, Colorado, 80104, telephone 303-999-8171.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the registrant been involved in any mergers, acquisitions or consolidations. We do not believe that we are a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose and generate revenue. We do not have any definitive plans, proposals, arrangements or understandings with any representatives of the owners of any operating business or company regarding the possibility of an acquisition or merger.

Operations

We are a digital design and media company, which develops and maintains websites and are a provider of marketing communications services to customers in the United States. We conduct our operations primarily through Smile Producer, Inc., our wholly owned subsidiary company. All references to us in this filing include both our parent and subsidiary company, unless indicated otherwise.

We provide a range of marketing communications and consulting services, including all types of advertising, print and digital design, digital motion graphics and client website construction, interactive and mobile marketing, direct marketing, sales promotion, market research, corporate identity and branding, social media and other marketing related services. We have two revenue streams, marketing services and website hosting subscriptions.

Our revenues are derived from the sales of developing and programming websites, SEO (Search Engine Optimization) management, hosting websites, social media management, graphic design and the design of various advertising products such as the design of brochures and other advertising materials for our clients.

By way of an example of the services we provide, one of our clients, Shin Orthodontics (www.shinorthodontics.com), contacted us when they opened their orthodontic practice in Rockville, MD in April 2014. They needed a host of services, including online marketing and social media marketing. By December 2014 when we concluded our services to this client, through our SEO services and social media expertise we were able to get their website ranked on the first page of most search engines in their local market. Through an ad campaign and patient contest, designed and managed by us, we were able to get over 1,100 Facebook likes during the first year. While we believe our success with Shin Orthodontics is a relatively good indication of the successes we generated for our other clients, there can be no assurances that all of our clients will be so successful in the future as a result of the services we provide. There can be no guarantees that our services rendered to a client will result in any positive results of operations for that client.

As of the date of this filing, we have obtained our customers through marketing our services on the Internet and referrals from established customers. We currently have verbal agreements with 15 businesses to host and maintain their websites. With each new client, as their website design is completed, a hosting plan is set up for long-term hosting and site maintenance. Our customers, without penalty, can cancel these verbal agreements at any time.

We are a website development and digital marketing company that is primarily focused on dental and orthodontic practices. Our CEO has extensive knowledge of dentistry and orthodontics and has been able to capitalize on this knowledge by connecting with current and potential customers in the dental industry. Due to past experience, Mr. Dunda brings with him a large referral base and contacts to help boost our business during our early stages and we intend to continue our efforts to market our services to these industry niches.

We intend to continue to build our business through additional advertising and marketing, specifically to Orthodontic and Dental Magazines and online marketing. Our plan is to target these niches, which we believe have been underserved or even un-served by other developers by creating original applications that address common problems. We have also identified these industries because our management has had extensive experience in these areas and has developed significant business contacts within these fields. No assurances can be provided that these business contacts or experience will result in our attempts to build a successful business.

We also intend to focus our marketing efforts on the general audience and intend to market on a more local level and through referrals. If need arises we will broaden our marketing efforts in a wider range of national on-line advertising.

Today’s marketing is focused around digital design, using the internet as its primary outlet. We utilize all sources of digital design to produce marketing materials for our clients, including websites and social media, logo design, and print design as well as any other marketing necessary for the client’s business growth.

We intend to continue to attempt to expand our business of hosting websites and in the development of websites, and other marketing programs, SEO management, designing ads, brochures, logo design, social media and other advertising media.

Pricing

Pricing for our services is on a case by case basis. While every business needs its own unique, online-marketing strategy, implementation may come in stages. As such, we provide various consulting services and products and we believe we can create and maintain an effective Internet strategy that fits any budget and schedule. Our prices for a custom responsive website design begin at $2,800 for 15 pages. We offer many solutions and payment options that will provide clients with the top-level of web design. Additionally, the monthly fees for hosting and maintaining a website can range from $35 to $55 per website. Some of our clients have multiple websites which we develop and manage.

We do not intend to change our business activities or combine with or acquire any other company now or in the foreseeable future. If we are unable to complete our business plans and become profitable, we may decide that we cannot continue with our business operations as outlined in our original business plan because of a lack of financial resources and may be forced to seek other potential business opportunities that might be available; however, we have no plans or intentions to do so at this time or at any time in the future.

Competition

The digital design and media business is intensely competitive and fragmented. We intend to compete on the basis of price and selection against other small companies like ours, as well as large companies that have a similar business and large marketing companies.

The website design and advertising is highly competitive. Our competitors include individual programmers and companies from all over the world. Competition continues to increase as more individuals and companies get into the business. In addition, new competitors and new alliances between existing ones could emerge and rapidly acquire market share to our detriment. Plus, many of our competitors may be better positioned than we are to be able to afford the time and money required to invest in new technology and products and professional individuals. Many of our current and potential competitors may have advantages over us including:

●	Longer operating histories and greater market presence;

●	Better name recognition;

●	Access to larger customer bases;

●	Economies of scale and cost structure advantages; and

●	Greater sales and marketing, programming, distribution, technical, financial and other resources.

These competitors, who include Televox, Sesame Communications, and The Online Practice, also have established or may establish financial or strategic relationships among themselves or third parties. In addition, some of our competitors have used or may use aggressive pricing or promotional strategies, have stronger relationships on more favorable terms with retail outlets. These relationships may affect the ability of potential customers to purchase our products.

Unless we are successful in establishing our brand name and selling our services, we may be unable to successfully enter the industry and generate revenues. As a result, you could lose any investment you make in our shares.

Government Regulation

Other than what controls that exist now, or may exist in the future for the internet, there are no government regulations that will affect our business.

The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have a negative impact on our business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Technology

We currently have no technology that differs from any other company in our field. We do not believe technology will separate our business from other competitors; rather our focus will be on the content, ease, and security of our site. Instead of technology, we believe our success will result from our ability to drive traffic to our site.

Time Principles Will Spend on Company Activity

As of the date of this filing, our management only devotes approximately 35-50 hours in the aggregate per week to our affairs. This time may increase if and when our business activity increases, of which there is no assurance.

Sale of Additional Shares Of Common Stock

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. No shares of the Company’s common stock were sold to the public in 2015. It is the intent of management that the shares will be sold in the first half of 2016. The shares will be sold by the officers and Directors of the Company and no broker commissions will be paid to anyone. There is no guarantee that any shares will be sold from the Registration Statement

Even if all of the shares offered on the S-1 Registration Statement are sold, our management will continue to own over a majority of the outstanding shares of the Company. As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

While our current burn rate is nominal, it is expected that our costs of operations will increase significantly due primarily to the costs associated with being a reporting company. Based upon our current business plan, we may continue to incur losses in the foreseeable future and there can be no assurances that we will ever establish profitable operations. These and other factors raise substantial doubt by our auditors about our ability to continue as a going concern.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have no patents or trademarks. We also have no franchises, concessions, royalty agreements or labor contracts.

Research and Development Costs During the Last Two Fiscal Years

We have not engaged in any research and development in the last two years.

Employees

At this time, we have no employees other than our executive officers who is also a director. All functions including development, strategy, negotiations and administration are currently being provided by our executive officers and directors.

We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

Reports to Security Holders

We are a reporting company and will comply with the requirements of the Exchange Act. We will file annual, quarterly and other reports with the Securities and Exchange Commission. Although we will not be required to deliver our annual or quarterly reports to security holders, we intend to forward this information to security holders upon receiving a written request to receive such information. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Securities and Exchange Commission located at 100 F Street N.E., Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public Reference Section of the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at: http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We do not currently lease or own any real property. The address of our principal executive office is 537 Pitkin Way, Castle Rock, Colorado, 80104, which is in the offices of Mr. Dunda, the Company’s President, supplied at no charge to the registrant. We believe that our current office space will be adequate for the foreseeable future. Our telephone number is (303) 999-8171.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The stock of the Company is not traded on any exchange at this time.

Common Stock.

There are 100,000,000 shares of Common Stock, $0.001 par value, authorized, with 5,000,000 shares issued and outstanding. The holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. The holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

We have no Preferred Stock authorized.

Security Holders

As of December 31, 2015, there were 5,000,000 common shares outstanding, which were held by our Officers and Directors, Patrick Dunda and Janel Dunda.

S-1 Registration Statement filed

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. No shares of the Company’s common stock were sold to the public in 2015. It is the intent of management that the shares will be sold in the first half of 2016. The shares will be sold by the officers and Directors of the Company and no broker commissions will be paid to anyone. There can be no assurances that any shares of common stock will be sold on the S-1 offering or that a trading market will develop for the shares.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on our common stock have ever been paid, and we do not anticipate that cash dividends will be paid on our common stock in the foreseeable future.

Options and Warrants

None of the shares of our Common Stock are subject to outstanding options or warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Transfer Agent

The Company does not presently have a Transfer Agent. Upon completion of the sale of shares registered on the S-1 offering, the Company will retain a Transfer Agent.

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Frontier Digital Media Group, Inc.) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Frontier Digital believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Frontier Digital’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Frontier Digital’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-K.

We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Overview

Frontier Digital Media Group, Inc. (“we, “us,” “our,” or the “Company”) was incorporated in the state of Colorado on September 19, 2011. On March 20, 2013, we formed a wholly owned subsidiary company, Smile Producer, Inc., a Colorado corporation. Our business operations are conducted through this entity. Our principal executive offices are located at 537 Pitkin Way, Castle Rock, Colorado, 80104, telephone 303-999-8171.

On September 20, 2011, Patrick A. Dunda was elected as President and Director and Janel L. Dunda was elected as Secretary, Treasurer and Director. During the period from inception to December 31, 2011, Patrick Dunda, our President and Director and Janel Dunda, our Secretary and Director, acquired 1,000,000 shares of our Common Stock for cash consideration of $1,000 and were issued an aggregate of 4,000,000 shares of our Common Stock in exchange for services valued at $4,000.

As of December 31, 2015, no additional shares of stock of the Corporation has been issued.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the registrant been involved in any mergers, acquisitions or consolidations. We do not believe that we are a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose and generate revenue. We do not have any definitive plans, proposals, arrangements or understandings with any representatives of the owners of any operating business or company regarding the possibility of an acquisition or merger.

We are a digital design and media company which develops and maintains websites and is a provider of marketing communications services to customers in the United States. We conduct our operations primarily through Smile Producer, Inc., our wholly owned subsidiary company. All references to us in this Prospectus include both our parent and subsidiary company, unless indicated otherwise.

We provide a range of marketing communications and consulting services, including all types of advertising, print and digital design, digital motion graphics and client website construction, interactive and mobile marketing, direct marketing, sales promotion, market research, corporate identity and branding, social media and other marketing related services. We have two revenue streams, marketing services and website hosting subscriptions.

As of the date of this filing our management only devotes approximately 35-50 hours in the aggregate per week to our affairs. This time may increase if and when our business activity increases, of which there is no assurance. Additionally, our management owns in excess of a majority of our outstanding Common Stock and will continue to own over a majority of our outstanding shares even if all of the shares being offered herein are sold. As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a “going concern” opinion.

From our inception to date, we have generated very little revenues, and our operations have been limited to organizational, start-up, and capital formation activities and limited sales. We currently have no employees other than our two officers, who are also directors.

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. No shares of the Company’s common stock were sold to the public in 2015. It is the intent of management that the shares will be sold in the first quarter of 2016. The shares will be sold by the officers and Directors of the Company and no broker commissions will be paid to anyone. There is no guarantee that any shares will be sold from the Registration Statement

Even if all of the shares offered on the S-1 Registration Statement are sold, our management will continue to own over a majority of the outstanding shares of the Company. As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

While our current burn rate is nominal, it is expected that our costs of operations will increase significantly due primarily to the costs associated with being a reporting company. Based upon our current business plan, we may continue to incur losses in the foreseeable future and there can be no assurances that we will ever establish profitable operations. These and other factors raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from a customer, the price is fixed, title to the goods has passed or services have been rendered, and there is reasonable assurance of collection. The Company classifies selling discounts and rebates, if any, as a reduction of revenue.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. As of December 31, 2015 and 2014, no allowance for doubtful accounts was deemed necessary.

Income Taxes

The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of assets and liabilities and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses, are recognized, subject to a valuation allowance to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized. The Company’s effective tax rate approximates the Federal statutory rates.

Results of Operations for the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

During the year ended December 31, 2015, we generated revenues of $23,280, compared to revenues of $50,898 during the year ended December 31, 2014, a decrease of $27,618 . The decrease in revenues was attributable to a reduction in our customer and client base, resulting in decreased billings. Due to our limited resources, our efforts were directed towards existing contracts and not towards marketing our services to prospective new clients and new projects. Once we completed this work, we were able to again begin marketing efforts.

Operating expenses, including general and administrative expense, during the year ended December 31, 2015, were $46,890, compared to $53,638 during the year ended December 31, 2014, a decrease of $6,748. This was primarily as a result of a $23,653 decrease in related party compensation from $35,255 incurred during the year ended December 31, 2014, to $11,602 incurred during the year ended December 31, 2015, partially offset by an increase in general and administrative expenses of $16,379 incurred during the year December 31, 2015. The increase in general and administrative expenses for 2015 was primarily attributed to an increase in professional fees related to becoming a publicly-traded company.

During the year ended December 31, 2015, the Company incurred a net loss of $23,610, compared to a net loss of $2,289 during the year ended December 31, 2014. The increase in the net loss for 2015 was primarily related to the $27,618 reduction in revenues described above, partially offset by the $6,748 decrease in operating expenses described above.

Liquidity and Capital Resources

As of December 31, 2015, we had a cash balance of $3,809, which is a $3,393 decrease from the $7,202 balance at December 31, 2014. This decrease is a result our operating losses exceeding the financing we received from related party borrowings.

Operating Activities

Net cash used in operating activities was $20,093 during the year ended December 31, 2015, compared to $55 used in operating activities during the year ended December 31, 2014. The $20,038 increase in cash used in operations was primarily due to an increase in net loss of $21,321 between the two periods, partially offset by an increase in cash provided by operating assets and liabilities of $1,283 compared to 2014.

Investing Activities

We neither generated nor used cash in investing activities during the years ended December 31, 2015 and 2014.

Financing Activities

Cash flows provided by financing activities were $16,700 and $0 during the years ended December 31, 2015 and 2014, respectively.

In January 2015 and March 2015, we issued convertible notes payable to Venture Vest Capital Corporation, a related party in the total amount of $10,170. The notes had a maturity date of December 31, 2016 and were to pay zero interest through December 31, 2015, at which point an annual interest rate of 6% was to become effective until maturity. The notes were convertible at the holders’ discretion to shares of our common stock at a conversion ratio of $0.01 per common share; the notes were convertible into an aggregate total of 1,017,000 of common stock.

In September 2015, $2,170 of the $10,170 principal balance of the aforesaid notes was repaid and the remaining balance of $8,000 was canceled and replaced with a new $8,000 non-convertible principal note payable to the same related party. This note is interest free until December 31, 2015, after which time it will bear interest at the rate of 6% per annum, and its maturity date is December 31, 2016.

In July 2015, we issued a promissory note payable to Venture Vest Capital Corporation, a related party, for $6,500. The promissory note has a maturity date of December 31, 2016, and pays zero interest through December 31, 2015, at which point an annual interest rate of 6% will become effective until maturity.

In August 2015, we issued a promissory note payable to Patrick Dunda, our President, for $2,200, respectively. The promissory note has a maturity date of December 31, 2016, and pays zero interest through May 31, 2016, at which point an annual interest rate of 6% will become effective until maturity.

In December 2015, the two promissory notes, totaling $14,500, due to Venture Vest Capital Corporation were amended to extend the interest-free period until December 31, 2016, at which point an annual interest rate of 6% will become effective until maturity.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $23,610 and $2,289 for the years ended December 31, 2015 and 2014, respectively, and have a working capital deficit of $19,093 as of December 31, 2015, which raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms.

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. No shares of the Company’s common stock were sold to the public in 2015. It is the intent of management that the shares will be sold in the first quarter of 2016. The shares will be sold by the officers and Directors of the Company and no broker commissions will be paid to anyone. There is no guarantee that any shares will be sold from the Registration Statement

The funds raised on the offering will be used for the payment of costs incurred in the filing of the S-1 Registration Statement and for operating capital for the Company.

While management believes that income generated from sales activities of the company will be sufficient to sustain the company, with the filing of the S-1 Registration Statement, the Company will become a “Reporting Company” as that term is defined by the SEC. As a “Reporting Company”, we will be filing quarterly and annual reports with the SEC, thus incurring the additional costs of audits and legal fees.

While it is hoped that the sale of common stock will be sufficient to meet the financial needs of the Company for the next 12 months, it may be necessary for current management to advance the Company additional funds to meet the needs of the Company.

Our current management has agreed to advance funds to the Company on an “as needed” basis.

Should existing management, stockholders or our affiliates refuse to advance needed funds, however, we would be forced to turn to outside parties to either lend funds to us or buy our securities. There is no assurance that we will be able to raise the necessary funds, when needed, from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

●	failure to make timely filings with the SEC as required by the Exchange Act, which may also result in suspension of trading or quotation of our stock and could result in fines and penalties to us under the Exchange Act; and

●	failure to increase sales and income for the company.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their Report of Independent Certified Public Accountants accompanying our audited financial statements appearing elsewhere herein which cites substantial doubt about our ability to continue as a going concern. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following is an index to the Financial Statements of the Company being filed here-with commencing at page F-1 below:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On January 4, 2016, Cutler & Co. LLC (the “Former Accountant”) informed us that it has merged its SEC auditing practice with Pritchett, Siler & Hardy PC. As a result of the transaction, the Former Accountant has resigned as the Company’s independent registered public accounting firm and the Company engaged Pritchett, Siler & Hardy PC (the “New Accountant”) as the Company’s independent registered public accounting firm. The engagement of the New Accountant was approved by the Company’s Board of Directors.

The Former Accountant’s audit report on the financial statements of the Company for the years ended December 31, 2014 and 2013, contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report on the financial statements of the Company for the years ended December 31, 2014 and 2013, contained an uncertainty about the Company’s ability to continue as a going concern.

During the years ended December 31, 2014 and 2013, the subsequent interim periods thereto, and through January 4, 2016, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

Prior to retaining the New Accountant, the Company did not consult with the New Accountant regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304 of Regulation S-K).

On January 6, 2016, the Company provided the Former Accountant with its disclosures in the Current Report on Form 8-K disclosing the dismissal of the Former Accountant and requested in writing that the Former Accountant furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures.

We have had no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with our New Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2015. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15d- 15 (f) under the Exchange Act, for the Company.

Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2015, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

We intend to recruit experienced professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2015. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identity of Officers and Directors

Our bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated. Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.

The officers and directors are as follows:

Name	Age	Positions Held	Since

Patrick Dunda	44	President, Director	Inception

Janel Dunda	40	Secretary, Treasurer, Director	2014

Patrick A. Dunda- CEO, President and Director. Patrick Dunda has been an officer and director of Frontier Digital Media Group, Inc. since our inception on September 9, 2011. He began his career in orthodontics in 1989 as an orthodontic assistant. There he worked chair-side, as well is in the laboratory and front office. From 1999 through January 2013 he was employed by American Orthodontics, primarily as a sales representative, but also spending 3 years in marketing, as well as consulting. Throughout these 23 years in the orthodontic field, Patrick gained expertise in all aspects of orthodontics, from the equipment, working with the patients, to all of the general functions of the office and staff. Mr. Dunda started Smile Producer in October of 2011, seeing the need for additional marketing tools in Orthodontic offices. He has become skilled many digital media programs, including Adobe After Effects, Encore, Photoshop, and Dreamweaver, all which enables him to provide assistance to his clients in all forms of marketing. Mr. Dunda devotes approximately 30 hours per week to our business.

Janel L. Dunda, Secretary, Treasurer and Director. Ms. Dunda is the wife of Patrick Dunda, our President, and has served in these capacities since our inception in September 2011. Over the years she has worked in various positions of sales, product development, and consulting within those positions. She is adept in the Adobe programs Photoshop, Illustrator, After Effects, Premier Pro, and Encore which are used in the development of videos and commercials. From 2007-2011 Ms. Dunda owned and operated a vinyl lettering business in which she developed the website and all marketing, created and produced the product through digital design, handled sales and finances, and all customer service. From 1997-1999 Ms. Dunda acquired dental knowledge as a dental assistant. Ms. Dunda has held various small positions throughout the past 20 years which have given her experience in customer assistance and service, digital design, and bookkeeping. Mr. Dunda devotes approximately 30 hours per week to our business.

Family Relationship

Janel Dunda, our Secretary, Treasurer and Director is the wife of Patrick Dunda, our CEO, President and Director.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers.

Director or Officer Involvement in Certain Legal Proceedings

During the past five (5) years, none of the following occurred with respect to one of our present or former directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Independence

We are not at this time required to have our board comprised of a majority of “independent directors” as we are not subject to the listing requirements of any national securities exchange or association,

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company’s directors, officers, and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act (collectively referred to herein as the “Reporting Persons”), to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2014.

Based solely on review of the copies of such forms furnished to Frontier Digital, Frontier Digital’s two directors did not file their reports in 2015 on a timely basis.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our board of directors.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Dunda and Mrs. Dunda, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Patrick Dunda	2015	-	-	-	-	-	-	-	-
Chief Executive Officer	2014	-	-	-	-	-	-	-	-

Janel Dunda	2015	9,250	-	-	-	-	-	-	9,250
Secretary, Treasurer	2014	35,255	-	-	-	-	-	-	35,255

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since inception.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our officer or director or employees or consultants since inception.

To the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

1.	Has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice;

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

4.	Was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any such activity.

5.	Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

6.	Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Director Compensation

We do not currently pay any compensation to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 8, 2016, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Except as otherwise provided, the address of each such person is the Company’s address at 537 Pitkin Way, Castle Rock, Colorado 80104.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class

Common	Patrick Dunda & Janel Dunda, JTWROS (1) 537 Pitkin Way Castle Rock, Colorado, 80104	5,000,000	100%

Common	All Officers and Directors As a Group (2 persons)	5,000,000	100%

(1) Officer and Director of our Company.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a changing in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2014, to which we have been a party in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

●	our directors and executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons or entities affiliated with them, had or will have a direct or indirect material interest.

We have provided services to certain customers that we have determined to be related parties, as a principal of our Company, Janel Dunda, is the daughter of Phil Ray, the president of these customers (Venture Vest Capital Corporation, Terayco Enterprises, and Carriage House). Revenues from these related parties were $5,740 and $28,475 for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, accounts receivable included $0 and $150 attributable to related parties, respectively.

In January 2015 and March 2015, we issued convertible notes payable to Venture Vest Capital Corporation, a company owned by Phillip Ray, the father of Janel Dunda, our Secretary and a director and as such, a related party, in the total amount of $10,170. The notes had a maturity date of December 31, 2016 and were to pay zero interest through December 31, 2015, at which point an annual interest rate of 6% was to become effective until maturity. The notes were convertible at the holders’ discretion to common shares of our common stock at a conversion ratio of $0.01 per common share; the notes were convertible into an aggregate total of 1,017,000 of common stock.

In September 2015, $2,170 of the $10,170 principal balance of the aforesaid notes was repaid and the remaining balance of $8,000 was canceled and replaced with a new $8,000 non-convertible principal note payable to the same related party. This note is interest free until December 31, 2015, after which time it will bear interest at the rate of 6% per annum, and its maturity date is December 31, 2016.

In July 2015, we issued a promissory note payable to Venture Vest Capital Corporation, a related party, for $6,500. The promissory note has a maturity date of December 31, 2016, and pays zero interest through December 31, 2015, at which point an annual interest rate of 6% will become effective until maturity.

In August 2015, we issued a promissory note payable to Patrick Dunda, our President, for $2,200, respectively. The promissory note has a maturity date of December 31, 2016, and pays zero interest through May 31, 2016, at which point an annual interest rate of 6% will become effective until maturity.

In August 2015, $4,000 of our legal expenses were paid by Terayco Enterprises, a company owned and operated by Phillip Ray, a related party. We have recorded an accrued liability to a related party as of December 31, 2015, for this advance made by Terayco Enterprises.

In December 2015, the two promissory notes, totaling $14,500, due to Venture Vest Capital Corporation were amended to extend the interest-free period until December 31, 2016, at which point an annual interest rate of 6% will become effective until maturity.

In January 2016, $3,622 of our legal expenses were paid by Terayco Enterprises. Subsequently, in March 2016, we issued a promissory note payable to Terayco Enterprises for $7,622. The promissory note has a maturity date of December 31, 2016, and pays zero interest through December 31, 2016, at which point an annual interest rate of 6% will become effective until maturity.

In support of our efforts and cash requirements, we may rely on advances from related parties until such time that we can support our operations or we attain adequate financing through sales of our equity or traditional debt financing.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

Patrick Dunda and Janel Dunda are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, Patrick Dunda and Janel Dunda, our directors, would not be considered independent as they also serves as an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2015 and 2014, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Pritchett, Siler & Hardy PC	Cutler & Co., LLC
	2015 (1)	2015 (1)	2014
Audit fees	$7,850	$6,000	$4,500
Audit related fees	-	-	-
Tax fees	-	-	-
Other fees	-	-	-
Total Fees	$7,850	$6,000	$4,500

(1) For the year ended December 31, 2015, Cutler & Co., LLC performed the reviews for the Company’s quarterly financial statements. In January 2016, the Company engaged Pritchett, Siler & Hardy PC to perform the audit of the Company’s annual financial statements, after Cutler & Co., LLC merged with Pritchett, Siler & Hardy PC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this report:

(1) Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statement of Operations for the years ended December 31, 2015 and 2014

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

The following exhibits are included herewith:

Exhibit No.	Description

31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document(1)
101.SCH*	XBRL Taxonomy Extension Schema Document(1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(1)

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) To be filed by amendment.

Frontier Digital Media Group, Inc.

Consolidated Financial Statements

The following is an index to the Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

Frontier Digital Media Group, Inc.

Littleton, Colorado

We have audited the accompanying consolidated balance sheet of Frontier Digital Media Group, Inc. as of December 31, 2015 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frontier Digital Media Group, Inc. as of December 31, 2015 and the related consolidated statements of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with limited trading history, has an accumulated deficit, does not have the existing financial resources to fully implement its business plan and is consequently dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler and Hardy PC

Pritchett, Siler and Hardy PC

Farmington Utah

April 14 , 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

Frontier Digital Media Group, Inc.

Littleton, Colorado

We have audited the accompanying consolidated balance sheet of Frontier Digital Media Group, Inc. as of December 31, 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frontier Digital Media Group, Inc. as of December 31, 2014 and the related consolidated statements of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with limited trading history, has an accumulated deficit, does not have the existing financial resources to fully implement its business plan and is consequently dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co. LLC

Wheat Ridge, Colorado

June 30, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033 - P 303-968-3281 - F 303-456-7488 - www.cutlercpas.com

Frontier Digital Media Group, Inc.

Consolidated Balance Sheets

As of December 31, 2015 and 2014

	2015	2014
Assets
Current assets
Cash and cash equivalents	$3,809	$7,202
Accounts and other receivables	1,597	2,542
Total current assets	5,406	9,744

Total assets	$5,406	$9,744

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Payroll taxes payable	$–	$5,227
Accrued liabilities	3,799	–
Accrued liabilities, related party	4,000	–
Notes payable, related parties	16,700	–
Current liabilities	24,499	5,227

Total liabilities	24,499	5,227

Commitments and contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding as of December 31, 2015 and 2014	5,000	5,000
Accumulated deficit	(24,093)	(483)
Total Stockholders’ Equity (Deficit)	(19,093)	4,517

Total Liabilities and Stockholders’ Equity (Deficit)	$5,406	$9,744

The accompanying notes are an integral part of these audited financial statements

Frontier Digital Media Group, Inc.

Consolidated Statements of Operations

For the fiscal years ended December 31, 2015 and 2014

	2015	2014
Revenues
Revenue	$17,540	$22,423
Revenue, related parties	5,740	28,475
Total revenues	23,280	50,898

Operating expenses
Client marketing expenses	2,348	1,822
Related party compensation	11,602	35,255
General and administrative	32,940	16,561
Total operating expenses	46,890	53,638

Loss from operations	(23,610)	(2,740)

Income tax expense (credit)	–	(451)

Net loss	$(23,610)	$(2,289)

Net Loss per common share
Basic and diluted	$(0.00)*	$(0.00)*

Weighted average shares outstanding
Basic and diluted	5,000,000	5,000,000

*denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these audited financial statements

Frontier Digital Media Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the fiscal years ended December 31, 2015 and 2014

	Common Stock, $0.001 par value		Accumulated Earnings	Total Stockholders’
	Shares	Amount	(Deficit)	Equity (Deficit)
Balance at January 1, 2014	5,000,000	$5,000	$1,806	$6,806

Net loss for the year	–	–	(2,289)	(2,289)

Balance at December 31, 2014	5,000,000	5,000	(483)	4,517

Net loss for the year	–	–	(23,610)	(23,610)

Balance at December 31, 2015	5,000,000	$5,000	$(24,093)	$(19,093)

The accompanying notes are an integral part of these audited financial statements

Frontier Digital Media Group, Inc.

Consolidated Statements of Cash Flows

For the fiscal years ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(23,610)	$(2,289)
Changes in operating assets and liabilities:
Accounts and other receivables	945	(2,542)
Payroll tax payable	(5,227)	5,227
Income tax payable	–	(451)
Accrued liabilities	3,799	–
Accrued liabilities, related party	4,000	–
Net cash provided by (used in) operating activities	(20,093)	(55)

Cash flows from investing activities:	–	–
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable, related party	10,170	–
Repayment of convertible notes payable, related party	(2,170)	–
Proceeds from issuance of notes payable, related party	8,700	–
Net cash provided by (used in) financing activities	16,700	–

Net decrease in cash and cash equivalents	(3,393)	(55)

Cash and cash equivalents at beginning of period	7,202	7,257

Cash and cash equivalents at end of period	$3,809	$7,202

Supplemental cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$260	$2,184

The accompanying notes are an integral part of these audited financial statements

Frontier Digital Media Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015

Note 1. Description of Business

Frontier Digital Media Group, Inc. was incorporated in the State of Colorado on September 9, 2011 (“Inception”). On March 20, 2013, Frontier Digital Media Group, Inc. incorporated a wholly owned, Colorado registered subsidiary company, Smile Producer, Inc. (collectively “Frontier”, the “Company”, “we”, “us” or “our”).

The Company engages in the business of digital design and media and develops and maintains websites and is a provider of marketing communications services to customers in the United States. The Company’s subsidiary provides a range of marketing communications and consulting services, including all types of advertising, print and digital design, digital motion graphics and client website construction, interactive and mobile marketing, direct marketing, sales promotion, market research, corporate identity and branding, social media and other marketing-related services.

Note 2. Going Concern

These financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company is in the development stage with limited trading history, has yet to achieve sustained profitability, does not have the existing financial resources to fully implement its business plan and is consequently dependent on outside sources of financing for continuation of its operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

The Company plans to improve its financial condition through raising capital, however, there is no assurance that the Company will be successful in accomplishing this objective. Management believes that this plan provides an opportunity for the Company to continue as a going concern. The Company cannot give any assurances regarding the success of its management’s plans. The Company’s financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should it be unable to continue as a going concern.

Note 3. Summary of Significant Accounting

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America. A summary of the more significant policies is set forth below:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Smile Producer, Inc., its wholly owned subsidiary, which was incorporated in the State of Colorado on March 20, 2013. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between the periods presented. The following reclassification was made to the fiscal year 2014 financial statements to be consistent with the fiscal year 2015 financial statements presented:

●	On the Consolidated Statements of Operations for the year ended December 30, 2014, $1,822 was reclassified from Cost of goods sold to Client marketing expenses within the operating expense section of the statements of operations.

The reclassification had no impact on the previously reported loss from operations or net loss.

Business Segments

The Company operates and tracks its results as one reportable segment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Development Stage Company

In June 2014, FASB issued guidance that eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily the presentation of inception to date financial statements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2014. Early adoption was permitted. The Company adopted the new guidance for development stage entities, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

Fair Value of Financial Instruments

Financial instruments include cash, receivables, payables and debt obligations. Due to the short-term nature of the financial instruments, the carrying value is representative of their fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. As of December 31, 2015 and 2014, no allowance for doubtful accounts was deemed necessary.

Deferred Financing Costs

Transaction costs incurred in anticipation of a proposed offering are carried on the balance sheet until the financing transaction takes place, at which time these costs are charged to paid-in capital or expensed if the proposed offering is not successful.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from a customer, the price is fixed, title to the goods has passed or services have been rendered, and there is reasonable assurance of collection. The Company classifies selling discounts and rebates, if any, as a reduction of revenue.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during the twelve months ended December 31, 2015 or 2014.

Stock-Based Compensation

The Company estimates the fair values of stock-based compensation arrangements on the grant date and recognizes the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments. In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The fair value of the instruments is recognized over a period based on the facts and circumstances of each particular grant.

No stock-based compensation was issued or outstanding during the years ended December 31, 2015 and 2014.

Income Taxes

The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of assets and liabilities and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses, are recognized, subject to a valuation allowance to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized. The Company’s effective tax rate approximates the Federal statutory rates.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2015 or 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In July 2015, the FASB delayed the effective date of the new guidance by one year. The guidance is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Additionally, early adoption is now permitted. However, entities reporting under U.S. GAAP are not permitted to adopt the standard earlier than the original effective date of December 15, 2016. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements and has not determined the impact of adoption on its consolidated financial statements.

Note 4. Notes Payable – Related Parties

In January 2015 and March 2015, the Company issued convertible notes payable to Venture Vest Capital Corporation, a related party, in the total amount of $10,170. The notes had a maturity date of December 31, 2016, and were to pay zero interest through December 31, 2015, at which point an annual interest rate of 6% was to become effective until maturity. The notes were convertible at the holders’ discretion to shares of our common stock at a conversion ratio of $0.01 per common share; the notes were convertible into an aggregate total of 1,017,000 of common stock. The Company reevaluated the embedded conversion feature and determined that the convertible notes did not include a beneficial conversion feature since the fair value of the underlying common stock had nominal value as of the grant dates of the convertible notes.

In September 2015, $2,170 of the $10,170 principal balance of the aforesaid notes was repaid and the remaining balance of $8,000 was canceled and replaced with a new $8,000 non-convertible principal note payable to the same related party. This note was interest free until December 31, 2015, after which time it will bear interest at the rate of 6% per annum, and its maturity date is December 31, 2016.

In July 2015, the Company issued a second non-convertible promissory note payable to Venture Vest Capital Corporation for $6,500. The promissory note has a maturity date of December 31, 2016, and was interest free until December 31, 2015, at which point an annual interest rate of 6% will become effective until maturity.

In August 2015, the Company issued a promissory note payable to Patrick Dunda, the Company’s President and Chief Executive Officer, for $2,200. The promissory note has a maturity date of December 31, 2016, and pays zero interest through May 31, 2016, at which point an annual interest rate of 6% will become effective until maturity.

In December 2015, the two promissory notes, totaling $14,500, due to Venture Vest Capital Corporation were amended to extend the interest-free period until December 31, 2016, at which point an annual interest rate of 6% will become effective until maturity.

Note 5. Accrued and Other Current Liabilities

Accrued and other current liabilities was comprised of the following at December 31, 2015 and 2014:

	2015	2014
Accrued professional fees	$3,622	$–
Accrued professional fees due to related party	4,000	–
Accrued merchant fees	177
Payroll tax payable	–	5,227
Accrued and other current liabilities	$7,799	$5,227

Note 6. Income Taxes

The Company did not incur any federal or state income tax expense or benefit for the year ended December 31, 2015, and recognized a tax benefit of $451 for the year ended December 31, 2014. The Company had income tax receivable balances of $1,041 and $1,890 as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company had net operating losses of approximately $26,000 for federal and state income tax purposes that can be carried forward for up to twenty years and deducted against future federal taxable income. The net operating loss carryforwards expire in various years through 2035.

As of December 31, 2015 and 2014, management recorded a full valuation allowance against the net deferred tax assets created as a result of the Company’s net operating losses. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company files federal and state income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2011.

Note 7. Other Related Party Transactions

Related party revenue

The Company provides services to certain customers that the Company has determined to be related parties, as a principal of the Company, Janel Dunda, is the daughter of the president of these customers (VentureVest Capital Corporation, Terayco and Carriage House).

Revenues from these related parties were $5,740 and $28,475 for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, accounts receivable included zero and $150 attributable to related parties, respectively.

Related party compensation

An employee of the Company, Janel Dunda, is considered a related party as she is the spouse of the President and a majority shareholder of the Company. During the years ended December 31, 2015 and 2014, expense of $11,602 and $35,255, respectively, was incurred in the form of payroll expenses associated with Mrs. Dunda.

Accrued liabilities, related party

In August 2015, $4,000 of our legal expenses were paid by Terayco Enterprises, a company owned and operated by the father of Janel Dunda, a principal of the Company. We have recorded an accrued liability due to a related party as of December 31, 2015, for this advance made by Terayco Enterprises.

Note 8. Commitments and Contingencies

Legal

We were not subject to legal proceedings during the years ended December 31, 2015 and 2014, nor are there any legal proceeding threatened or pending to the best of our knowledge and belief.

Contractual

We did not enter into any contractual obligations and commercial commitments during the years ended December 31, 2015 and 2014, other than the notes payable due to related parties discussed above in Note 4.

Note 9. Stockholder Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001 per share. All shares of the Company’s common stock have equal rights and privileges with respect to voting, liquidation and dividend rights. Each share of Common Stock entitles the holder thereof to:

a)	One non-cumulative vote for each share held of record on all matters submitted to a vote of the stockholders;

b)	To participate equally and to receive any and all such dividends as may be declared by the Board of Directors out of funds legally available therefore; and

c)	To participate pro rata in any distribution of assets available for distribution upon liquidation.

Stockholders have no pre-emptive rights to acquire additional shares of common stock or any other securities. Common shares are not subject to redemption and carry no subscription or conversion rights. All outstanding shares of common stock are fully paid and non-assessable.

No shares of common stock were issued during 2015 and 2014.

As of December 31, 2015 and 2014, 5,000,000 shares of common stock were issued and outstanding.

Note 10. Subsequent Events

In January 2016, $3,622 of our legal expenses were paid by Terayco Enterprises. Subsequently, in March 2016, we issued a promissory note payable to Terayco Enterprises for $7,622. The promissory note has a maturity date of December 31, 2016, and pays zero interest through December 31, 2016, at which point an annual interest rate of 6% will become effective until maturity.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER DIGITAL MEDIA GROUP, INC.

By:	/s/ Patrick Dunda
Patrick Dunda
Chief Executive Officer
Dated: April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick Dunda
Patrick Dunda
Director
Dated: April 14, 2016

By:	/s/ Janel Dunda
Janel Dunda
Secretary, Treasurer and Director
Dated: April 14, 2016

26