Form 10-Q
period 2016-03-31
Frontier Digital Media Group, Inc.
filed 2016-05-23
CIK 1643542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

 or

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
(Address of principal executive offices) (Zip Code)

(303) 999-8171
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ]   No [X]

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

Yes [  ]   No [X]

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 16, 2016
Common Stock, $0.001	5,044,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frontier Digital Media Group, Inc.

Consolidated Balance Sheets

As of March 31, 2016, and December 31, 2015

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$6,290	$3,809
Accounts and other receivables	1,520	1,597
Total current assets	7,810	5,406

Total assets	$7,810	$5,406

Liabilities and Stockholders’ Deficit
Current liabilities
Accrued liabilities	3,873	3,799
Accrued liabilities, related party	–	4,000
Notes payable, related parties	22,122	16,700
Current liabilities	25,995	24,499

Total liabilities	25,995	24,499

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,034,000 and 5,000,000 shares issued and outstanding as of March 31, 2016, and December 31, 2015	5,034	5,000
Additional paid-in capital	1,666	–
Accumulated deficit	(24,885)	(24,093)
Total Stockholders’ Deficit	(18,185)	(19,093)

Total Liabilities and Stockholders’ Deficit	$7,810	$5,406

See accompanying notes to unaudited consolidated financial statements

Frontier Digital Media Group, Inc.

Consolidated Statements of Operations

For the three months ended March 31, 2016 and 2015

(Unaudited)

	For the three months ended March 31,
	2016	2015
Revenues
Revenue	$2,351	$2,719
Revenue, related parties	1,000	4,280
Total revenues	3,351	6,999

Operating expenses
Related party compensation	–	10,975
General and administrative	4,143	4,726
Total operating expenses	4,143	15,701

Loss from operations	(792)	(8,702)

Other income (expense)
Interest expense	–	(700)
Total other income (expense)	–	(700)

Loss before income taxes	(792)	(9,402)

Provision for income taxes	–	–

Net loss	$(792)	$(9,402)

Net Loss per common share
Basic and diluted	$(0.00)*	$(0.00)*

Weighted average shares outstanding
Basic and diluted	5,019,033	5,000,000

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited consolidated financial statements

Frontier Digital Media Group, Inc.

Consolidated Statements of Cash Flows

For the three months ended March 31, 2016 and 2015

(Unaudited)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(792)	$(9,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes payable	–	700
Changes in operating assets and liabilities:
Accounts and other receivables	77	(1,582)
Income tax payable	–	(4,984)
Accrued liabilities	74	622
Accrued liabilities - related party	(4,000)	–
Net cash used in operating activities	(4,641)	(14,646)

Cash flows from investing activities:	–	–
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from the sale of common stock	1,700	–
Proceeds from issuance of convertible notes payable, related party	–	10,170
Proceeds from issuance of notes payable, related party	7,622	–
Repayment of notes payable, related party	(2,200)	–
Net cash provided by financing activities	7,122	10,170

Net increase (decrease) in cash and cash equivalents	2,481	(4,476)

Cash and cash equivalents at beginning of period	3,809	7,202

Cash and cash equivalents at end of period	$6,290	$2,726

Supplemental cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$243

See accompanying notes to unaudited consolidated financial statements

Frontier Digital Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

March 31, 2016

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed consolidated financial statements not misleading have been included. The balance sheet at December 31, 2015, has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on April 14, 2016. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company and Smile Producer, Inc., its wholly owned subsidiary, which was incorporated in the State of Colorado on March 20, 2013. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 — Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

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

Note 3 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our significant accounting policies during the interim period ended March 31, 2016.

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

Note 4 — Notes Payable – Related Parties

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

In September 2015, $2,170 of principal balance of the aforesaid notes was repaid and the remaining balance of $8,000 was canceled and replaced with a new $8,000 non-convertible principal note payable to the same related party. This note was interest free until December 31, 2015, after which time it would bear interest at the rate of 6% per annum, and its maturity date is December 31, 2016. In December 2015, this promissory note was amended to extend the interest-free period until December 31, 2016, after which time it shall bear interest at an annual interest rate of 6% until repaid.

In September 2015, the Company issued a second non-convertible promissory note payable to Venture Vest Capital Corporation for $6,500. The promissory note has a maturity date of December 31, 2016, and was interest free until December 31, 2015, at which time it would bear an annual interest rate of 6% until maturity. In December 2015, this promissory note was amended to extend the interest-free period until December 31, 2016, after which time it shall bear interest at an annual interest rate of 6% until repaid.

In August 2015, the Company issued a promissory note payable to Patrick Dunda, the Company’s President and Chief Executive Officer, for $2,200. The promissory note has a maturity date of December 31, 2016, and pays zero interest through May 31, 2016, at which point an annual interest rate of 6% will become effective until maturity. In March 2016, the Company repaid this promissory note payable in full.

In March 2016, the Company issued a non-convertible promissory note payable to Terayco Enterprises, a company owned and operated by the father of Janel Dunda, a principal of the Company, for $7,622. The promissory note has a maturity date of December 31, 2016, and is interest free until December 31, 2016, after which time it shall bear interest at an annual interest rate of 6% until maturity or repaid.

Note 5 — Accrued and Other Current Liabilities

Accrued and other current liabilities was comprised of the following at March 31, 2016, and December 31, 2015:

	March 31, 2016	December 31, 2015
Accrued professional fees	$3,800	$3,622
Accrued professional fees due to related party	–	4,000
Accrued merchant fees	73	177
Accrued and other current liabilities	$3,873	$7,799

Note 6 — Income Taxes

The Company did not incur any federal or state income tax expense or benefit for the three months ended March 31, 2016 and 2015. The Company had income tax receivable balance of $1,041 as of March 31, 2016, and December 31, 2015.

As of December 31, 2015, the Company had net operating losses of approximately $26,000 for federal and state income tax purposes that can be carried forward for up to twenty years and deducted against future federal taxable income. The net operating loss carryforwards expire in various years through 2035.

As of March 31, 2016, and December 31, 2015, management recorded a full valuation allowance against the net deferred tax assets created as a result of the Company’s net operating losses. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company files federal and state income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2011.

Note 7 — Related Party Transactions

Related party revenue

The Company provides services to certain customers that the Company has determined to be related parties, as a principal of the Company, Janel Dunda, is the daughter of the president of these customers (VentureVest Capital Corporation, Terayco, Americans for Truth, and Carriage House).

Revenues, generated from website design services, from these related parties were $1,000 and $4,280 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, and December 31, 2015, there were no accounts receivable due from related parties.

Related party compensation

An employee of the Company, Janel Dunda, is considered a related party as she is the spouse of the President and a majority shareholder of the Company. During the three months ended March 31, 2016 and 2015, the Company incurred compensation expense of $0 and $10,975, respectively, for payroll expenses associated with Mrs. Dunda.

Accrued liabilities, related party

In August 2015, $4,000 of our legal expenses were paid by Terayco Enterprises, a company owned and operated by the father of Janel Dunda, a principal of the Company. The Company recorded an accrued liability due to a related party as of December 31, 2015, for this advance made by Terayco Enterprises. During the three months ended March 31, 2016, the Company incurred an additional $3,422 of legal expenses that were paid on behalf of the Company by Terayco Enterprises. These amounts paid on behalf of the Company have been memorialized in a promissory note during March 2016.

Note 8 — Stockholder Equity

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. No shares of the Company’s common stock were sold to the public in 2015. During the three months ended March 31, 2016, the Company sold 34,000 shares at $0.05 per share for gross proceeds of $1,700. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales. There can be no assurances that additional shares of common stock will be sold on the S-1 offering or that a trading market will develop for the shares.

As of March 31, 2016, 5,034,000 shares of common stock were issued and outstanding.

Note 9 — Subsequent Event

In April 2016, the Company sold 10,000 shares of common stock at $0.05 per share for gross proceeds of $500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Business Overview

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. As of March 31, 2016, the Company had sold 34,000 shares of common stock at $0.05 per share for gross proceeds of $1,700. Subsequently, in April 2016, the Company sold an additional 10,000 shares at $0.05 per share for gross proceeds of $500. The shares were sold by the officers and Directors of the Company and no broker commissions were paid. There is no guarantee that additional shares will be sold from the Registration Statement.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. As of March 31, 2016, and December 31, 2015, no allowance for doubtful accounts was deemed necessary.

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

Results of Operations for the Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

During the three months ended March 31, 2016, we generated revenues of $3,351, compared to revenues of $6,999 during the three months ended March 31, 2015, a decrease of $3,648. The decrease in revenues was attributable to a reduction in our customer and client base, resulting in decreased billings. Due to our limited resources, our efforts were directed towards existing contracts and not towards marketing our services to prospective new clients and new projects. Once we completed this work, we were able to again begin marketing efforts.

Operating expenses, including general and administrative expense, during the three months ended March 31, 2016, were $4,143, compared to $15,701 during the three months ended March 31, 2015, a decrease of $11,558. This was primarily as a result of a $10,975 decrease in related party compensation from $10,975 incurred during the three months ended March 31, 2015, to $0 incurred during the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Company incurred a net loss of $792, compared to a net loss of $9,402 during the three months ended March 31, 2015. The decrease in the net loss of $8,610 for the three months ended March 31, 2016, was primarily related to the $10,975 reduction in related party compensation, partially offset by the $3,648 decrease in revenues described above.

Liquidity and Capital Resources

As of March 31, 2016, we had a cash balance of $6,290, an increase of $2,481 from the $3,809 balance at December 31, 2015. This increase during the three months ended March 31, 2016, was the result of net financing of $7,122 received, partially offset by cash used for operations of $4,641 during the period.

Operating Activities

Net cash used in operating activities was $4,641 during the three months ended March 31, 2016, compared to $14,646 used in operating activities during the three months ended March 31, 2015. The $10,005 decrease in cash used in operations was primarily due to a decrease in net loss of $8,610 and a decrease of $2,095 in working capital requirements between the two periods.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2016 and 2015.

Financing Activities

Cash flows provided by financing activities were $7,122 and $10,170 during the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, the Company sold 34,000 shares at $0.05 per share for gross proceeds of $1,700. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales.

In March 2016, the Company repaid the promissory note payable issued to Patrick Dunda, the Company’s President and Chief Executive Officer, in the amount of $2,200.

In March 2016, the Company issued a non-convertible promissory note payable to Terayco Enterprises, a company owned and operated by the father of Janel Dunda, a principal of the Company, for $7,622. The promissory note has a maturity date of December 31, 2016, and is interest free until December 31, 2016, after which time it shall bear interest at an annual interest rate of 6% until maturity or repaid.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $792 and $9,402 for the three months ended March 31, 2016 and 2015, respectively, and have a working capital deficit of $18,185 as of March 31, 2016, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. As of the date of this filing, the Company has sold 44,000 shares of common stock at $0.05 per share for gross proceeds of $2,200.

The shares were sold by the officers and Directors of the Company and no broker commissions were paid. There is no guarantee that additional shares will be sold from the Registration Statement.

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

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2016. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of March 31, 2016, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of our financial statements for the year ended December 31, 2015, and the interim period ended March 31, 2016, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission (the “SEC”) due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

Change in Internal Control over Financial Reporting

During the three months March 31, 2016, we engaged an outsourced accounting professional to assist with the preparation of our financial statements and our quarterly filings with the SEC. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2016 and 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1 — Section 302 Certificate of Principal Executive Officer

Exhibit 31.2 — Section 302 Certificate of Principal Financial Officer

Exhibit 32.1 — Section 906 Certificate of Principal Executive Officer

Exhibit 32.2 — Section 906 Certificate of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER DIGITAL MEDIA GROUP, INC.

By:	/s/ Patrick Dunda
Patrick Dunda
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Dated: May 23, 2016

