Form 10-Q
period 2016-06-30
Frontier Digital Media Group, Inc.
filed 2016-08-11
CIK 1643542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-205571

FRONTIER DIGITAL MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	46-2276094 (I.R.S. Employer Identification No.)

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

Yes [  ] No [X]

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2016
Common Stock, $0.001	5,059,000

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Frontier Digital Media Group, Inc.

Consolidated Balance Sheets

As of June 30, 2016, and December 31, 2015

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$5,814	$3,809
Accounts and other receivables	725	1,597
Total current assets	6,539	5,406

Total assets	$6,539	$5,406

Liabilities and Stockholders’ Deficit
Current liabilities
Accrued liabilities	–	3,799
Accrued liabilities, related party	–	4,000
Notes payable, related parties	21,722	16,700
Current liabilities	21,722	24,499

Total liabilities	21,722	24,499

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,059,000 and 5,000,000 shares issued and outstanding as of June 30, 2016, and December 31, 2015	5,059	5,000
Additional paid-in capital	10,091	–
Accumulated deficit	(30,333)	(24,093)
Total Stockholders’ Deficit	(15,183)	(19,093)

Total Liabilities and Stockholders’ Deficit	$6,539	$5,406

See accompanying notes to unaudited consolidated financial statements

Frontier Digital Media Group, Inc.

Consolidated Statements of Operations

For the three and six months ended June 30, 2016 and 2015

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues
Revenue	$1,830	$3,676	$4,181	$6,395
Revenue, related parties	–	1,460	1,000	5,740
Total revenues	1,830	5,136	5,181	12,135

Operating expenses
Related party compensation	–	2,000	–	12,975
General and administrative	7,278	4,498	11,421	9,224
Total operating expenses	7,278	6,498	11,421	22,199

Loss from operations	(5,448)	(1,362)	(6,240)	(10,064)

Other income (expense)
Interest expense	–	(1,345)	–	(2,045)
Total other income (expense)	–	(1,345)	–	(2,045)

Loss before income taxes	(5,448)	(2,707)	(6,240)	(12,109)

Provision for income taxes	–	–	–	–

Net loss	$(5,448)	$(2,707)	$(6,240)	$(12,109)

Net Loss per common share
Basic and diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average shares outstanding
Basic and diluted	5,047,681	5,000,000	5,033,357	5,000,000

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited consolidated financial statements

Frontier Digital Media Group, Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2016 and 2015

(Unaudited)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,240)	$(12,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes payable	–	2,045
Changes in operating assets and liabilities:
Accounts and other receivables	872	(1,785)
Payroll tax payable	–	(5,155)
Accrued liabilities	3,401	3,699
Accrued liabilities - related party	(4,000)	–
Net cash used in operating activities	(5,967)	(13,305)

Cash flows from investing activities:	–	–
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from the sale of common stock	2,950	–
Proceeds from issuance of convertible notes payable, related party	–	10,170
Proceeds from issuance of notes payable, related party	7,622	–
Repayment of notes payable, related party	(2,600)	–
Net cash provided by financing activities	7,972	10,170

Net increase (decrease) in cash and cash equivalents	2,005	(3,135)

Cash and cash equivalents at beginning of period	3,809	7,202

Cash and cash equivalents at end of period	$5,814	$4,067

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$1,056

Supplemental schedule of non-cash financing activities:
Professional fees paid by related party - contributed capital	$7,200	–

See accompanying notes to unaudited consolidated financial statements

Frontier Digital Media Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

June 30, 2016

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on April 14, 2016. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year.

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

Note 3 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our significant accounting policies during the interim period ended June 30, 2016.

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

In August 2015, the Company issued a promissory note payable to Patrick Dunda, the Company’s President and Chief Executive Officer, for $2,200. The promissory note had a maturity date of December 31, 2016, and paid zero interest through May 31, 2016, at which point an annual interest rate of 6% would have become effective until maturity. In March 2016, the Company repaid this promissory note payable in full.

In March 2016, the Company issued a non-convertible promissory note payable to Terayco Enterprises, a company owned and operated by the father of Janel Dunda, a principal of the Company, for $7,622. The promissory note has a maturity date of December 31, 2016, and is interest free until December 31, 2016, after which time it shall bear interest at an annual interest rate of 6% until maturity or repaid. In May 2016, $400 of the promissory note was repaid.

Note 5 — Income Taxes

The Company did not incur any federal or state income tax expense or benefit for the three and six months ended June 30, 2016 and 2015. The Company had income tax receivable balance of $1,041 as of December 31, 2015, which was received in June 2016.

As of December 31, 2015, the Company had net operating losses of approximately $26,000 for federal and state income tax purposes that can be carried forward for up to twenty years and deducted against future federal taxable income. The net operating loss carryforwards expire in various years through 2035.

As of June 30, 2016, and December 31, 2015, management recorded a full valuation allowance against the net deferred tax assets created as a result of the Company’s net operating losses. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company files federal and state income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2011.

Note 6 — Related Party Transactions

Related party revenue

The Company provides services to certain customers that the Company has determined to be related parties, as a principal of the Company, Janel Dunda, is the daughter of the president of these customers (VentureVest Capital Corporation, Terayco, Americans for Truth, and Carriage House).

Revenues, generated from website design services, from these related parties were $1,000 and $5,740 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, and December 31, 2015, there were no accounts receivable due from related parties.

Related party compensation

An employee of the Company, Janel Dunda, is considered a related party as she is the spouse of the President and a majority shareholder of the Company. During the six months ended June 30, 2016 and 2015, the Company incurred compensation expense of $0 and $12,975, respectively, for payroll expenses associated with Mrs. Dunda.

Accrued liabilities, related party

In August 2015, $4,000 of our legal expenses were paid by Terayco Enterprises, a company owned and operated by the father of Janel Dunda, a principal of the Company. The Company recorded an accrued liability due to a related party as of December 31, 2015, for this advance made by Terayco Enterprises. In January 2016, an additional $3,622 of our legal expenses, incurred and accrued in 2015, were paid by Terayco Enterprises. In March 2016, the Company issued a note payable, discussed above in Note 4, to Terayco Enterprises in the amount of $7,622 to cover the legal expenses paid by Terayco Enterprises on behalf of the Company.

Professional fees paid by related party

In May 2016, $7,200 of professional fees associated with the preparation and audit of the Company’s 2015 financial statements were paid by Terayco Enterprises on behalf of the Company. These fees were recorded as contributed capital by Terayco Enterprises since no consideration was paid, or will be paid, in exchange for these payments.

Note 7 — Stockholder Equity

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. No shares of the Company’s common stock were sold to the public in 2015. During the six months ended June 30, 2016, the Company sold 59,000 shares at $0.05 per share for gross proceeds of $2,950. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales. There can be no assurances that additional shares of common stock will be sold on the S-1 offering or that a trading market will develop for the shares.

As of June 30, 2016, 5,059,000 shares of common stock were issued and outstanding.

Note 8 — Subsequent Events

The Company has evaluated subsequent events through the date of the filing of this interim report on Form 10-Q. Based on this evaluation, the Company did not identify any significant subsequent events that would have a material effect on the consolidated financial statements, which would require an adjustment and/or additional disclosure.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. As of June 30, 2016, the Company had sold 59,000 shares of common stock at $0.05 per share for gross proceeds of $2,950. The shares were sold by the officers and Directors of the Company and no broker commissions were paid. There is no guarantee that additional shares will be sold from the Registration Statement.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. As of June 30, 2016, and December 31, 2015, no allowance for doubtful accounts was deemed necessary.

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

Results of Operations for the Three and Six Months Ended June 30, 2016 compared to the Three and Six Months Ended June 30, 2015

During the three and six months ended June 30, 2016, we generated revenues of $1,830 and $5,181, respectively, compared to revenues of $5,136 and $12,135, respectively, during the three and six months ended June 30, 2015, decreases of $3,306 and $6,954,respectively, for the three and six months ended June 30, 2016. The decreases in revenues were attributable to a reduction in our customer and client base, resulting in decreased billings. Due to our limited resources, our efforts were directed towards existing contracts and not towards marketing our services to prospective new clients and new projects.

Operating expenses, including general and administrative expense, during the three and six months ended June 30, 2016, were $7,278 and $11,421, respectively, compared to $6,498 and $22,199, respectively, during the three and six months ended June 30, 2015.

The increase of $780 in operating expenses during the three months ended June 30, 2016, compared with the same period during 2015 was primarily attributed to an increase in professional fees related to preparing and filing the Company’s 10-K and 10-Q during the interim period, partially offset by a decrease of $2,000 in related party compensation during the three months ended June 30, 2016.

The decrease of $10,778 in operating expenses during the six months ended June 30, 2016, compared with the same period during 2015 was primarily attributed to a decrease of $12,975 in related party compensation, partially offset by increases in professional fees related to preparing and filing the Company’s 10-K and 10-Q during the interim period.

During the three and six months ended June 30, 2016, the Company incurred a net loss of $5,448 and $6,240, respectively, compared to a net loss of $2,707 and $12,109 during the three and six months ended June 30, 2015, respectively. The increase in the net loss of $2,741 for the three months ended June 30, 2016, was primarily related to the increase in professional fees, the decrease in revenue, partially offset by the reduction in related party compensation described above. The decrease in net loss of $5,869 for the six months ended June 30, 2016, was primarily related to the decrease in related party compensation, partially offset by the decrease in revenue and the increase in professional fees discussed above.

Liquidity and Capital Resources

As of June 30, 2016, we had a cash balance of $5,814, an increase of $2,005 from a balance of $3,809 at December 31, 2015. This increase during the six months ended June 30, 2016, was the result of net cash provided by financing activities of $7,972, partially offset by cash used for operations of $5,967 during the period.

Operating Activities

Net cash used in operating activities was $5,967 during the six months ended June 30, 2016, compared with $13,305 used in operating activities during the six months ended June 30, 2015. The $7,338 decrease in cash used in operations was due to a decrease in net loss of $5,869 and a decrease of $3,514 in working capital requirements, partially offset by a decrease in non-cash expenses of $2,045 during the six months ended June 30, 2016, compared with the six months ended June 30, 2015.

Investing Activities

We neither generated nor used cash in investing activities during the three six ended June 30, 2016 and 2015.

Financing Activities

Cash flows provided by financing activities were $7,972 and $10,170 during the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, the Company sold 59,000 shares of common stock at $0.05 per share for gross proceeds of $2,950. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales.

During the six months ended June 30, 2016, the Company repaid promissory notes payable issued to related parties in the amount of $2,600.

During the six months ended June 30, 2016, the Company issued a non-convertible promissory note payable to Terayco Enterprises, a company owned and operated by the father of Janel Dunda, a principal of the Company, for $7,622. The promissory note has a maturity date of December 31, 2016, and is interest free until December 31, 2016, after which time it shall bear interest at an annual interest rate of 6% until maturity or repaid.

During the six months ended June 30, 2015, the Company issued convertible notes payable to Venture Vest Capital Corporation, a related party in the total amount of $10,170. The notes had a maturity date of December 31, 2016 and were to pay zero interest through December 31, 2015, at which point an annual interest rate of 6% was to become effective until maturity. The notes were convertible at the holders’ discretion to shares of our common stock at a conversion ratio of $0.01 per common share; the notes were convertible into an aggregate total of 1,017,000 of common stock.

In September 2015, $2,170 of principal balance of the convertible notes payable was repaid and the remaining balance of $8,000 was canceled and replaced with a new $8,000 non-convertible principal note payable to the same related party. The note was interest free until December 31, 2015, after which time it would bear interest at the rate of 6% per annum, and its maturity date is December 31, 2016. In December 2015, this promissory note was amended to extend the interest-free period until December 31, 2016, after which time it shall bear interest at an annual interest rate of 6% until repaid.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $6,240 and $12,109 for the six months ended June 30, 2016 and 2015, respectively, and have a working capital deficit of $15,183 as of June 30, 2016, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. As of the date of this filing, the Company has sold 59,000 shares of common stock at $0.05 per share for gross proceeds of $2,950.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2016. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of June 30, 2016, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of our financial statements for the year ended December 31, 2015, and the interim periods during 2016, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission (the “SEC”) due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

Change in Internal Control over Financial Reporting

During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the interim period ended June 30, 2016 and 2015.

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
Dated: August 11, 2016

