Form 10-Q
period 2016-09-30
Frontier Digital Media Group, Inc.
filed 2016-11-14
CIK 1643542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-205571

FRONTIER DIGITAL MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	46-2276094 (I.R.S. Employer Identification No.)

2605 Red Hawk Ridge Drive, Castle Rock, Colorado 80109
(Address of principal executive offices) (Zip Code)

(303) 999-8171
(Registrant’s telephone number, including area code)

537 Pitkin Way, Castle Rock, Colorado 80104
(Former Address of principal executive offices) (Zip Code)

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

Yes [  ] No [X]

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 08, 2016
Common Stock, $0.001	5,083,000

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Frontier Digital Media Group, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2016, and December 31, 2015

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$9,168	$3,809
Accounts and other receivables	690	1,597
Total current assets	9,858	5,406

Total assets	$9,858	$5,406

Liabilities and Stockholders’ Deficit
Current liabilities
Accrued liabilities	–	3,799
Accrued liabilities, related party	–	4,000
Notes payable, related parties	25,122	16,700
Current liabilities	25,122	24,499

Total liabilities	25,122	24,499

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,083,000 and 5,000,000 shares issued and outstanding as of September 30, 2016, and December 31, 2015	5,083	5,000
Additional paid-in capital	11,267	–
Accumulated deficit	(31,614)	(24,093)
Total Stockholders’ Deficit	(15,264)	(19,093)

Total Liabilities and Stockholders’ Deficit	$9,858	$5,406

See accompanying notes to unaudited condensed consolidated financial statements

Frontier Digital Media Group, Inc.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2016 and 2015

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues
Revenue	$2,418	$3,766	$6,599	$10,161
Revenue, related parties	–	–	1,000	5,740
Total revenues	2,418	3,766	7,599	15,901

Operating expenses
Related party compensation	–	2,200	–	15,175
General and administrative	3,699	4,113	15,120	13,337
Total operating expenses	3,699	6,313	15,120	28,512

Loss from operations	(1,281)	(2,547)	(7,521)	(12,611)

Other income (expense)
Loss on debt modification	–	(8,125)	–	(8,125)
Interest expense	–	–	–	(2,045)
Total other income (expense)	–	(8,125)	–	(10,170)

Loss before income taxes	(1,281)	(10,672)	(7,521)	(22,781)

Provision for income taxes	–	–	–	–

Net loss	$(1,281)	$(10,672)	$(7,521)	$(22,781)

Net Loss per common share
Basic and diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average shares outstanding
Basic and diluted	5,074,913	5,000,000	5,047,310	5,000,000

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed consolidated financial statements

Frontier Digital Media Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2016 and 2015

(Unaudited)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,521)	$(22,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt modification	–	8,125
Amortization of discount on convertible notes payable	–	2,045
Changes in operating assets and liabilities:
Accounts and other receivables	907	(2,443)
Payroll tax payable	–	(5,227)
Accrued liabilities	3,401	599
Accrued liabilities - related party	(4,000)	–
Net cash used in operating activities	(7,213)	(19,682)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from the sale of common stock	4,150	–
Proceeds from issuance of convertible notes payable, related party	–	10,170
Repayment of convertible notes payable, related party		(2,170)
Proceeds from issuance of notes payable, related party	10,622	8,700
Repayment of notes payable, related party	(2,200)	–
Net cash provided by financing activities	12,572	16,700

Net increase (decrease) in cash and cash equivalents	5,359	(2,982)

Cash and cash equivalents at beginning of period	3,809	7,202

Cash and cash equivalents at end of period	$9,168	$4,220

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$1,768

Supplemental schedule of non-cash financing activities:
Professional fees paid by related party - contributed capital	$7,200	$–
Modification of convertible note payable to non-convertible note payable	$–	$8,000

See accompanying notes to unaudited condensed consolidated financial statements

Frontier Digital Media Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2016

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on April 14, 2016. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year.

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

Note 3 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our significant accounting policies during the interim period ended September 30, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. However, entities reporting under U.S. GAAP are not permitted to adopt the standard earlier than the original effective date of December 15, 2016. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements and has not determined the impact of adoption on its consolidated financial statements.

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

In August 2016, the Company issued a promissory note payable to Patrick Dunda, the Company’s President and Chief Executive Officer, for $3,000. The promissory note has a maturity date of December 31, 2017, and pays zero interest through October 31, 2017, at which point an annual interest rate of 6% becomes effective until maturity or repayment.

Note 5 — Related Party Transactions

Related party revenue

The Company provides services to certain customers that the Company has determined to be related parties, as a principal of the Company, Janel Dunda, is the daughter of the president of these customers (VentureVest Capital Corporation, Terayco, Americans for Truth, and Carriage House).

Revenues, generated from website design services, from these related parties were $1,000 and $5,740 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, and December 31, 2015, there were no accounts receivable due from related parties.

Related party compensation

An employee of the Company, Janel Dunda, is considered a related party as she is the spouse of the President and a majority shareholder of the Company. During the nine months ended September 30, 2016 and 2015, the Company incurred compensation expense of $0 and $15,175, respectively, for payroll expenses associated with Mrs. Dunda.

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

Note 6 — Stockholder Equity

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. No shares of the Company’s common stock were sold to the public in 2015. During the nine months ended September 30, 2016, the Company sold 83,000 shares at $0.05 per share for gross proceeds of $4,150. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales. There can be no assurances that additional shares of common stock will be sold on the S-1 offering or that a trading market will develop for the shares.

As of September 30, 2016, 5,083,000 shares of common stock were issued and outstanding.

Note 7 — Subsequent Events

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

Business Overview

Frontier Digital Media Group, Inc. (“we, “us,” “our,” or the “Company”) was incorporated in the state of Colorado on September 19, 2011. On March 20, 2013, we formed a wholly owned subsidiary company, Smile Producer, Inc., a Colorado corporation. Our principal executive offices are located at 2605 Red Hawk Ridge Drive, Castle Rock, Colorado 80109, telephone 303-999-8171.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. As of September 30, 2016, the Company had sold 83,000 shares of common stock at $0.05 per share for gross proceeds of $4,150. The shares were sold by the officers and Directors of the Company and no broker commissions were paid. There is no guarantee that additional shares will be sold from the Registration Statement.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. As of September 30, 2016, and December 31, 2015, no allowance for doubtful accounts was deemed necessary.

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

Results of Operations for the Three and Nine Months Ended September 30, 2016 compared to the Three and Nine Months Ended September 30, 2015

During the three and nine months ended September 30, 2016, we generated revenues of $2,418 and $7,599, respectively, compared to revenues of $3,766 and $15,901, respectively, during the three and nine months ended September 30, 2015, decreases of $1,348 and $8,302,respectively, for the three and nine months ended September 30, 2016. The decreases in revenues were attributable to a reduction in our customer and client base, resulting in decreased billings. Due to our limited resources, our efforts were directed towards existing contracts and not towards marketing our services to prospective new clients and new projects.

Operating expenses, including general and administrative expense, during the three and nine months ended September 30, 2016, were $3,699 and $15,120, respectively, compared to $6,313 and $28,512, respectively, during the three and nine months ended September 30, 2015.

The decrease of $2,614 in operating expenses during the three months ended September 30, 2016, compared with the same period during 2015 was primarily attributed to decreases of $2,200 in related party compensation and $414 in professional fees and other administrative costs during the three months ended September 30, 2016.

The decrease of $13,392 in operating expenses during the nine months ended September 30, 2016, compared with the same period during 2015 was primarily attributed to a decrease of $15,175 in related party compensation, partially offset by increases in professional fees related to preparing and filing the Company’s annual and interim reports with the SEC.

During the three and nine months ended September 30, 2015, we incurred $8,125 and $10,170, respectively, in other expenses that we did not incur during the three and nine months ended September 30, 2016. The other expenses during the nine months ended September 30, 2015, consisted of a loss on debt modification of $8,125, which was the result of eliminating the conversion feature on notes payable to a related party discussed above in Note 4 of the financial statements, and $2,045 of interest expense associated the amortization of a beneficial conversion feature recorded in January 2015 and March 2015 when the convertible notes payable were issued to the related party.

During the three and nine months ended September 30, 2016, the Company incurred a net loss of $1,281 and $7,521, respectively, compared to a net loss of $10,672 and $22,781 during the three and nine months ended September 30, 2015, respectively. The decrease in the net loss of $9,391 for the three months ended September 30, 2016, was related to the decrease of $8,125 in other expenses, a decrease of $2,614 in operating expenses, partially offset by a decrease of $1,348 in revenues as discussed above. The decrease in net loss of $15,260 for the nine months ended September 30, 2016, was related to the decrease of $10,170 in other expenses, a decrease of $13,392 in operating expenses, partially offset by a decrease of $8,302 in revenues as discussed above.

Liquidity and Capital Resources

As of September 30, 2016, we had a cash balance of $9,168, an increase of $5,359 from a balance of $3,809 at December 31, 2015. This increase during the nine months ended September 30, 2016, was the result of net cash provided by financing activities of $12,572, partially offset by cash used for operations of $7,213 during the period.

Operating Activities

Net cash used in operating activities was $7,213 during the nine months ended September 30, 2016, compared with $19,682 used in operating activities during the nine months ended September 30, 2015. The $12,469 decrease in cash used in operations was due to a decrease in net loss of $15,260 and a decrease of $7,379 in working capital requirements, partially offset by a decrease in non-cash expenses of $10,170, associated with a loss on debt modification and amortization of discount on convertible notes to a related party recorded during the nine months ended September 30, 2015.

Investing Activities

We neither generated nor used cash in investing activities during the three and nine months ended September 30, 2016 and 2015.

Financing Activities

Cash flows provided by financing activities were $12,572 and $16,700 during the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, the Company sold 83,000 shares of common stock at $0.05 per share for gross proceeds of $4,150. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales.

During the nine months ended September 30, 2016, the Company repaid promissory notes payable issued to related parties in the amount of $2,200.

During the nine months ended September 30, 2016, the Company issued non-convertible promissory notes payable to related parties in the amount of $10,622.

During the nine months ended September 30, 2015, the Company issued convertible notes payable to a related party in the total amount of $10,170. In September 2015, $2,170 of principal balance of the convertible notes payable was repaid and the remaining balance of $8,000 was canceled and replaced with a new $8,000 non-convertible principal note payable to the same related party.

During the nine months ended September 30, 2015, the Company issued non-convertible notes payables to related parties in the amount of $8,700.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $7,521 and $22,781 for the nine months ended September 30, 2016 and 2015, respectively, and have a working capital deficit of $15,264 as of September 30, 2016, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. As of the date of this filing, the Company has sold 83,000 shares of common stock at $0.05 per share for gross proceeds of $4,150.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2016. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of September 30, 2016, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of our financial statements for the year ended December 31, 2015, and the interim periods during 2016, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission (the "SEC") due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

Change in Internal Control over Financial Reporting

During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the interim periods ended September 30, 2016 and 2015.

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
Dated: November 14, 2016

