Form 10-K
period 2016-12-31
Frontier Digital Media Group, Inc.
filed 2017-03-28
CIK 1643542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-205571

FRONTIER DIGITAL MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	46-2276094 (I.R.S. Employer Identification No.)

2605 Red Hawk Ridge Dr., Castle Rock, CO 80109
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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on June 30, 2016, was $1,650.

The number of shares outstanding of the issuer’s Common Stock as of March 20, 2016, was 5,244,000

FRONTIER DIGITAL MEDIA GROUP, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2016 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Organization and Corporate History

Frontier Digital Media Group, Inc. (“we, “us,” “our,” or the “Company”) was incorporated in the state of Colorado on September 19, 2011. On March 20, 2013, we formed a wholly owned subsidiary company, Smile Producer, Inc., a Colorado corporation. Our business operations are conducted through this entity. Our principal executive offices are located at 2605 Red Hawk Ridge Dr., Castle Rock, CO 80109, telephone 303-999-8171.

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

As of the date of this Prospectus we have obtained our customers through marketing our services on the Internet and referrals from established customers. We currently have agreements with 12 businesses to host and maintain their websites. With each new client, as their website design is completed, a hosting plan is set up for long-term hosting and site maintenance. Our customers, without penalty, can cancel these agreements at any time.

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

We are preparing to boost our business with the use of proceeds gained with the offering and other investments. Opportunities have risen with the failing of two of the largest Orthodontic web design and practice management companies. We find their failures as our opportunity to gain and thrive. In doing this, we will hire a Wordpress expert, and develop software to add to our web designs which will allow Orthodontic offices to build a loyal patient community, reduce no-shows, manage patient feedback, collect payments online, and much more with two powerful services: Patient Login for managing your patient communications, and Doctor Login for collaborating with dental and orthodontic colleagues while maintaining HIPAA compliance.

In addition, we have begun working on a large campaign to boost online Invisalign® and Invisalign Teen® referrals into orthodontic offices. The competition for said referrals has increased over the years since General Dentists are also capable of actively seeking online referrals of Invisalign and Invisalign teen patients. General Dentists are often the first practices listed when potential patients are searching online for Invisalign® treatment. Orthodontists are now seeing the importance and benefits of engaging with Frontier Digital Media Group, Inc to implement and manage SEO to improve their search engine rankings.

Frontier is not currently limited to Orthodontics, and we will continue to accept other clients for digital marketing services as well.

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

Sale of Additional Shares of Common Stock

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. No shares of the Company’s common stock were sold to the public in 2015. During 2016, the Company sold 77,000 shares at $0.05 per share for gross proceeds of $3,850. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales. There can be no assurances that additional shares of common stock will be sold on the S-1 offering or that a trading market will develop for the shares.

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

Employees

At this time, we have no employees other than our executive officers who are also directors. All functions including development, strategy, negotiations and administration are currently being provided by our executive officers and directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We do not currently lease or own any real property. The address of our principal executive office is 2605 Red Hawk Ridge Dr., Castle Rock, CO 80109, which is in the offices of Mr. Dunda, the Company’s President, supplied at no charge to the registrant. We believe that our current office space will be adequate for the foreseeable future. Our telephone number is (303) 999-8171.

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

Common Stock.

There are 100,000,000 shares of Common Stock, $0.001 par value, authorized, with 5,077,000 shares issued and outstanding. The holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. The holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

We have no Preferred Stock authorized.

Security Holders

As of December 31, 2016, there were 5,077,000 common shares outstanding, of which 5,000,000 shares were held by our Officers and Directors, Patrick Dunda and Janel Dunda.

S-1 Registration Statement filed

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. No shares of the Company’s common stock were sold to the public in 2015. During 2016, the Company sold 77,000 shares at $0.05 per share for gross proceeds of $3,850. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales. There can be no assurances that any shares of common stock will be sold on the S-1 offering or that a trading market will develop for the shares.

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

Overview

Frontier Digital Media Group, Inc. (“we, “us,” “our,” or the “Company”) was incorporated in the state of Colorado on September 19, 2011. On March 20, 2013, we formed a wholly owned subsidiary company, Smile Producer, Inc., a Colorado corporation. Our business operations are conducted through this entity. Our principal executive offices are located at 2605 Red Hawk Ridge Drive, Castle Rock, Colorado, 80109, telephone 303-999-8171.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. No shares of the Company’s common stock were sold to the public in 2015. During the year ended December 31, 2016, the Company sold 77,000 shares at $0.05 per share for gross proceeds of $3,850. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales. There can be no assurances that additional shares of common stock will be sold on the S-1 offering or that a trading market will develop for the shares.

Even if all of the shares offered on the S-1 Registration Statement are sold, our management will continue to own over a majority of the outstanding shares of the Company. As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

As of December 31, 2016, 5,077,000 shares of common stock were issued and outstanding.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. As of December 31, 2016 and 2015, no allowance for doubtful accounts was deemed necessary.

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

Results of Operations for the Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

During the year ended December 31, 2016, we generated revenues of $13,619, compared to revenues of $23,280 during the year ended December 31, 2015, a decrease of $9,661. The decrease in revenues was attributable to a reduction in our customer and client base, resulting in decreased billings. Due to our limited resources, our efforts were directed towards existing contracts and not towards marketing our services to prospective new clients and new projects.

Operating expenses, including general and administrative expense, during the year ended December 31, 2016, were $27,365, compared to $46,890 during the year ended December 31, 2015, a decrease of $19,525. The decrease was primarily due to a reduction in legal fees of $13,234, a decrease in related party compensation of $6,597, and a decrease in marketing expenses incurred on our customers’ behalf of $2,269 during 2016 compared to 2015. The $13,234 reduction in legal fees for 2016 was primarily associated with legal expenses incurred during 2015 to file the initial S-1 registration statement and subsequent amendments with the SEC. These decreases in operating expense were partially offset by an increase in other general and administrative expenses of $2,575 during 2016 compared with 2015, primarily attributed to an increase in professional fees related to filing our interim and annual reports with the SEC.

During the year ended December 31, 2016, the Company incurred a net loss of $13,746, compared to a net loss of $23,610 during the year ended December 31, 2015. The $9,864 decrease in net loss was primarily related to the $19,525 reduction in operating expenses described above, partially offset by the $9,661 decrease in revenues.

Liquidity and Capital Resources

As of December 31, 2016, we had a cash balance of $10,031, which is a $6,222 increase from the $3,809 balance at December 31, 2015. This increase is a result of our financing activities, including funds received from related party borrowings and from the sale of our common stock, exceeding our operating activities for 2016.

Operating Activities

Net cash used in operating activities was $6,050 during the year ended December 31, 2016, compared to $20,093 used in operating activities during the year ended December 31, 2015. The $14,043 reduction in cash used in operating activities was primarily due to a decrease in net loss of $9,864 between the two periods and a decrease in working capital requirements of $4,179 for 2016 compared with 2015.

Investing Activities

We neither generated nor used cash in investing activities during the years ended December 31, 2016 and 2015.

Financing Activities

Cash flows provided by financing activities were $12,272 and $16,700 during the years ended December 31, 2016 and 2015, respectively.

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

During 2016, the Company sold 77,000 shares at $0.05 per share for gross proceeds of $3,850. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $13,746 and $23,610 for the years ended December 31, 2016 and 2015, respectively, and have a working capital deficit of $21,789 as of December 31, 2016, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. As of the date of this filing, the Company has sold 244,400 shares of common stock at $0.05 per share for gross proceeds of $12,220.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following is an index to the Financial Statements of the Company being filed here-with commencing at page F-1 below:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with our Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2016. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2016, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2016. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The officers and directors are as follows:

Name	Age	Positions Held	Since
Patrick Dunda	45	President, Director	Inception

Janel Dunda	41	Secretary, Treasurer, Director	2014

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Patrick Dunda	2016	-	-	-	-	-	-	-	-
Chief Executive Officer	2015	-	-	-	-	-	-	-	-

Janel Dunda	2016	4,515	-	-	-	-	-	-	4,515
Secretary, Treasurer	2015	9,250	-	-	-	-	-	-	9,250

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 20, 2017, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 5,244,400 shares outstanding on March 20, 2017.

Except as otherwise provided, the address of each such person is the Company’s address at 2605 Red Hawk Ridge Dr., Castle Rock, CO 80109.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class

Common	Patrick Dunda & Janel Dunda, JTWROS (1) 2605 Red Hawk Ridge Drive Castle Rock, Colorado, 80109	5,000,000	95.3%

Common	All Officers and Directors As a Group (2 persons)	5,000,000	95.3%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2015, to which we have been a party in which:

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

We have provided services to certain customers that we have determined to be related parties, as a principal of our Company, Janel Dunda, is the daughter of Phil Ray, the president of these customers (Venture Vest Capital Corporation, Terayco Enterprises, and Carriage House). Revenues from these related parties were $1,000 and $5,740 for the years ended December 31, 2016 and 2015, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2016 and 2015, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Cutler & Co., LLC	Pritchett, Siler & Hardy PC
	2015 (1)	2016	2015 (1)
Audit fees	$6,000	$9,850	$3,600
Audit related fees	-	400	-
Tax fees	-	-	-
Other fees	-	-	-
Total Fees	$6,000	$10,250	$3,600

(1) For the year ended December 31, 2015, Cutler & Co., LLC performed the reviews for the Company’s quarterly financial statements. In January 2016, the Company engaged Pritchett, Siler & Hardy PC to perform the audit of the Company’s annual financial statements, after Pritchett, Siler & Hardy PC acquired the audit practice of Cutler & Co., LLC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statement of Operations for the years ended December 31, 2016 and 2015

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

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

Frontier Digital Media Group, Inc.

Consolidated Financial Statements

The following is an index to the Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

Frontier Digital Media Group, Inc.

Littleton, Colorado

We have audited the accompanying consolidated balance sheets of Frontier Digital Media Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frontier Digital Media Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington Utah

March 23, 2017

Frontier Digital Media Group, Inc.

Consolidated Balance Sheets

As of December 31, 2016 and 2015

	2016	2015
Assets
Current assets
Cash and cash equivalents	$10,031	$3,809
Accounts and other receivables	870	1,597
Total current assets	10,901	5,406

Total assets	$10,901	$5,406

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,408	$–
Accrued liabilities	5,160	3,799
Accrued liabilities, related party	–	4,000
Notes payable, related parties	25,122	16,700
Current liabilities	32,690	24,499

Total liabilities	32,690	24,499

Commitments and contingencies	–	–

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,077,000 and 5,000,000 shares issued and outstanding as of December 31, 2016 and 2015, respectively	5,077	5,000
Additional paid-in capital	10,973	–
Accumulated deficit	(37,839)	(24,093)
Total Stockholders’ Deficit	(21,789)	(19,093)

Total Liabilities and Stockholders’ Deficit	$10,901	$5,406

The accompanying notes are an integral part of these audited financial statements

Frontier Digital Media Group, Inc.

Consolidated Statements of Operations

For the fiscal years ended December 31, 2016 and 2015

	2016	2015
Revenues
Revenue	$12,619	$17,540
Revenue, related parties	1,000	5,740
Total revenues	13,619	23,280

Operating expenses
Cost of sales	643	2,348
Related party compensation	5,005	11,602
General and administrative	21,717	32,940
Total operating expenses	27,365	46,890

Loss from operations	(13,746)	(23,610)

Provision for income taxes	–	–

Net loss	$(13,746)	$(23,610)

Net Loss per common share
Basic and diluted	$(0.00)*	$(0.00)*

Weighted average shares outstanding
Basic and diluted	5,050,970	5,000,000

*denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these audited financial statements

Frontier Digital Media Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the fiscal years ended December 31, 2016 and 2015

	Common Stock, $0.001 par value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2015	5,000,000	$5,000	$–	$(483)	$4,517

Net loss for the year	–	–	–	(23,610)	(23,610)

Balance at December 31, 2015	5,000,000	5,000	–	(24,093)	(19,093)

Sales of common stock	77,000	77	3,773	–	3,850
Contributed capital - related party	–	–	7,200	–	7,200
Net loss for the year	–	–	–	(13,746)	(13,746)

Balance at December 31, 2016	5,077,000	$5,077	10,973	$(37,839)	$(21,789)

The accompanying notes are an integral part of these audited financial statements

Frontier Digital Media Group, Inc.

Consolidated Statements of Cash Flows

For the fiscal years ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(13,746)	$(23,610)
Changes in operating assets and liabilities:
Accounts and other receivables	727	945
Accounts payable	2,408	–
Payroll tax payable	–	(5,227)
Accrued liabilities	8,561	3,799
Accrued liabilities, related party	(4,000)	4,000
Net cash used in operating activities	(6,050)	(20,093)

Cash flows from investing activities:	–	–
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from the sale of common stock	3,850	–
Proceeds from issuance of convertible notes payable, related party	–	10,170
Repayment of convertible notes payable, related party	–	(2,170)
Proceeds from issuance of notes payable, related party	10,622	8,700
Repayment of notes payable, related party	(2,200)	–
Net cash provided by (used in) financing activities	12,272	16,700

Net increase (decrease) in cash and cash equivalents	6,222	(3,393)

Cash and cash equivalents at beginning of period	3,809	7,202

Cash and cash equivalents at end of period	$10,031	$3,809

Supplemental cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$260

Supplemental schedule of non-cash financing activities:
Professional fees paid by related party	$7,200	$–
Modification of convertible notes payable to non-convertible notes payable, related party	$–	$8,000

The accompanying notes are an integral part of these audited financial statements

Frontier Digital Media Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2016

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Smile Producer, Inc., its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. As of December 31, 2016 and 2015, no allowance for doubtful accounts was deemed necessary.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during the twelve months ended December 31, 2016 or 2015.

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

No stock-based compensation was issued or outstanding during the years ended December 31, 2016 and 2015.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2016 or 2015.

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

Note 4. Notes Payable – Related Parties

In January 2015 and March 2015, the Company issued convertible notes payable to Venture Vest Capital Corporation, a related party, in the total amount of $10,170. The notes had a maturity date of December 31, 2016, and were to pay zero interest through December 31, 2015, at which point an annual interest rate of 6% was to become effective until maturity. The notes were convertible at the holders’ discretion to shares of our common stock at a conversion ratio of $0.01 per common share. The notes were convertible into an aggregate total of 1,017,000 of common stock. The Company evaluated the embedded conversion feature and determined that the convertible notes did not include a beneficial conversion feature since the fair value of the underlying common stock had nominal value as of the grant dates of the convertible notes.

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

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were comprised of the following at December 31, 2016 and 2015:

	2016	2015
Accrued payroll and payroll taxes, related party	$4,860	$–
Professional fees	2,288	3,622
Professional fees due to related party	–	4,000
Merchant fees and other accrued expenses	120	177
Refund due to investor	300	–
Accounts payable and accrued liabilities	$7,568	$7,799

Note 6. Income Taxes

The Company did not incur any federal or state income tax expense or benefit for the years ended December 31, 2016 and 2015.

The provision for income taxes differs from the amounts which would result from applying the federal statutory rate of 34% to the Company’s loss before income taxes as follows:

	For the years ended December 31,
	2016	2015
Computed “expected” income tax benefit	$(4,674)	$(8,027)
State income tax benefit, net of federal benefit	(420)	(722)
Change in valuation allowance	5,094	8,749
Provision for income taxes	$—	$—

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry-forwards	14,857	9,763
Less: Valuation allowance	(14,857)	(9,763)
Net deferred tax assets	$—	$—

As of December 31, 2016, the Company had net operating losses of $40,094 for federal and state income tax purposes that can be carried forward for up to twenty years and deducted against future federal taxable income. The net operating loss carryforwards expire in various years through 2036.

As of December 31, 2016 and 2015, management recorded a full valuation allowance against the net deferred tax assets of $14,857 and $9,763, respectively, created as a result of the Company’s net operating losses. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company files federal and state income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2012.

Note 7. Other Related Party Transactions

Related party revenue

The Company provides services to certain customers that the Company has determined to be related parties, as a principal of the Company, Janel Dunda, is the daughter of the president of these customers (VentureVest Capital Corporation, Terayco and Carriage House).

Revenues from these related parties were $1,000 and $5,740 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, accounts receivable included $0 attributable to related parties.

Related party compensation

An employee of the Company, Janel Dunda, is considered a related party as she is the spouse of the President and a majority shareholder of the Company. During the years ended December 31, 2016 and 2015, expense of $5,005 and $11,602, respectively, was incurred in the form of payroll expenses associated with Mrs. Dunda.

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

Contractual

We did not enter into any contractual obligations and commercial commitments during the years ended December 31, 2016 and 2015, other than the notes payable due to related parties discussed above in Note 4.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. No shares of the Company’s common stock were sold to the public in 2015. During the year ended December 31, 2016, the Company sold 77,000 shares at $0.05 per share for gross proceeds of $3,850. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales. There can be no assurances that additional shares of common stock will be sold on the S-1 offering or that a trading market will develop for the shares.

As of December 31, 2016 and 2015, 5,077,000 and 5,000,000 shares of common stock were issued and outstanding, respectively.

Note 10. Subsequent Events

In February 2017 and March 2017, the Company sold 167,400 shares of common stock at $0.05 per share for gross proceeds of $8,370.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER DIGITAL MEDIA GROUP, INC.

By:	/s/ Patrick Dunda
Patrick Dunda
Chief Executive Officer
Dated: March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick Dunda
Patrick Dunda
Director
Dated: March 28, 2017

By:	/s/ Janel Dunda
Janel Dunda
Secretary, Treasurer and Director
Dated: March 28, 2017

28