Form 10-Q
period 2017-03-31
Frontier Digital Media Group, Inc.
filed 2017-05-15
CIK 1643542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 333-205571

FRONTIER DIGITAL MEDIA GROUP, INC.

 (Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	46-2276094 (I.R.S. Employer Identification No.)

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

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2017
Common Stock, $0.001	5,364,400

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Frontier Digital Media Group, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2017, and December 31, 2016

 (Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$8,398	$10,031
Accounts and other receivables	1,097	870
Total current assets	9,495	10,901

Total assets	$9,495	$10,901

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	3,750	2,408
Accrued liabilities	3,170	5,160
Notes payable, related parties	25,122	25,122
Current liabilities	32,042	32,690

Total liabilities	32,042	32,690

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,304,400 and 5,077,000 shares issued and outstanding as of March 31, 2017, and December 31, 2016	5,304	5,077
Additional paid-in capital	22,116	10,973
Accumulated deficit	(49,967)	(37,839)
Total Stockholders’ Deficit	(22,547)	(21,789)

Total Liabilities and Stockholders’ Deficit	$9,495	$10,901

See accompanying notes to unaudited condensed consolidated financial statements

Frontier Digital Media Group, Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2017 and 2016

(Unaudited)

	For the three months ended March 31,
	2017	2016
Revenues
Revenue	$8,835	$2,351
Revenue, related parties	960	1,000
Total revenues	9,795	3,351

Operating expenses
Cost of sales	27	–
Related party compensation	12,810	–
General and administrative	9,086	4,143
Total operating expenses	21,923	4,143

Loss from operations	(12,128)	(792)

Provision for income taxes	–	–

Net loss	$(12,128)	$(792)

Net Loss per common share
Basic and diluted	$(0.00)*	$(0.00)*

Weighted average shares outstanding
Basic and diluted	5,131,727	5,019,033

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed consolidated financial statements

Frontier Digital Media Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2017 and 2016

(Unaudited)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(12,128)	$(792)
Changes in operating assets and liabilities:
Accounts and other receivables	(227)	77
Accounts payable	1,342	–
Accrued liabilities	(1,990)	74
Accrued liabilities - related party	–	(4,000)
Net cash used in operating activities	(13,003)	(4,641)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from the sale of common stock	11,370	1,700
Proceeds from issuance of notes payable, related party	–	7,622
Repayment of notes payable, related party	–	(2,200)
Net cash provided by financing activities	11,370	7,122

Net increase (decrease) in cash and cash equivalents	(1,633)	2,481

Cash and cash equivalents at beginning of period	10,031	3,809

Cash and cash equivalents at end of period	$8,398	$6,290

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements

Frontier Digital Media Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2017

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed consolidated financial statements not misleading have been included. The balance sheet at December 31, 2016, has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on March 28, 2017. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year.

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

Note 3 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our significant accounting policies during the interim period ended March 31, 2017.

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

Note 4 — Notes Payable – Related Parties

In September 2015, the Company issued a non-convertible promissory note payable to Venture Vest Capital Corporation, a related party, in the total amount of $8,000 to replace convertible notes payable issued in January 2015 and March 2015 to the same related party. The non-convertible promissory note had a maturity date of December 31, 2016, and was interest free until December 31, 2016. In January 2017, the promissory note was amended to extend the maturity date and the interest-free period to December 31, 2017.

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

In September 2015, the Company issued a second non-convertible promissory note payable to Venture Vest Capital Corporation for $6,500. The promissory note had a maturity date of December 31, 2016, and was interest free until December 31, 2016. In January 2017, the promissory note was amended to extend the maturity date and the interest-free period to December 31, 2017.

In March 2016, the Company issued a non-convertible promissory note payable to Terayco Enterprises, a related party, for $7,622. The promissory note had a maturity date of December 31, 2016, and was interest free until December 31, 2016. In January 2017, the promissory note was amended to extend the maturity date and the interest-free period to December 31, 2017.

In August 2016, the Company issued a promissory note payable to Patrick Dunda, the Company’s President and Chief Executive Officer, for $3,000. The promissory note has a maturity date of December 31, 2017, and pays zero interest through October 31, 2017, at which point an annual interest rate of 6% becomes effective until maturity or repayment.

Note 5 — Other Related Party Transactions

Related party revenue

The Company provides services to certain customers that the Company has determined to be related parties. The president of these customers (VentureVest Capital Corporation, Terayco, Americans for Truth, and Carriage House) is the father of Janel Dunda, a principal of the Company.

Revenues, generated from website design services, from these related parties were $960 and $1,000 for the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, and December 31, 2016, there were no accounts receivable due from related parties.

Related party compensation

An employee of the Company, Janel Dunda, is considered a related party as she is the spouse of the President and the majority shareholder of the Company. During the three months ended March 31, 2017 and 2016, the Company incurred compensation expense of $12,810 and $0, respectively, for payroll expenses associated with Mrs. Dunda.

Professional fees paid by related party

In August 2015 and January 2016, $7,622 of our legal expenses were paid by Terayco Enterprises, a company owned and operated by the father of Janel Dunda, a principal of the Company. In March 2016, the Company issued a note payable, discussed above in Note 4, to Terayco Enterprises in the amount of $7,622 to cover the legal expenses paid by Terayco Enterprises on behalf of the Company.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. During the three months ended March 31, 2017 and 2016, the Company sold 227,400 and 77,000 shares, respectively, at $0.05 per share for gross proceeds of $11,370 and $3,850, respectively. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales.

As of March 31, 2017, 304,400 shares of common stock have been sold pursuant to the S-1 Registration Statement at $0.05 per share for total gross proceeds of $15,220. There can be no assurances that additional shares of common stock will be sold on the S-1 offering or that a trading market will develop for the shares.

As of March 31, 2017, 5,304,400 shares of common stock were issued and outstanding.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. As of March 31, 2017, the Company had sold 304,400 shares of common stock at $0.05 per share for gross proceeds of $15,220. The shares were sold by the officers and Directors of the Company and no broker commissions were paid. There is no guarantee that additional shares will be sold from the Registration Statement.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. As of March 31, 2017, and December 31, 2016, no allowance for doubtful accounts was deemed necessary.

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

Results of Operations for the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

During the three months ended March 31, 2017, we generated revenues of $9,795 compared to revenues of $3,351 during the three months ended March 31, 2016, an increase of $6,444. The increase in revenues were attributable to an increase in our customer and client base and increased billings from our existing customers.

Operating expenses, including general and administrative expenses, during the three months ended March 31, 2017, were $21,923 compared to $4,143 during the three months ended March 31, 2016.

The increase of $17,780 in operating expenses during the three months ended March 31, 2017, compared with the same period during 2016 was attributed to increases of $12,810 in related party compensation, $4,896 in accounting fees, and $74 in other operating and administrative costs during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Company incurred a net loss of $12,128 compared to a net loss of $792 during the three months ended March 31, 2016. The increase in the net loss of $11,336 for the three months ended March 31, 2017, was related to the increase of $17,780 in operating expenses, partially offset by an increase of $6,444 in revenues as discussed above.

Liquidity and Capital Resources

As of March 31, 2017, we had a cash balance of $8,398, a decrease of $1,633 from a balance of $10,031 at December 31, 2016. The decrease during the three months ended March 31, 2017, was the result of net cash used for operations of $13,003, partially offset by net cash provided by financing activities of $11,370 during the period.

Operating Activities

Net cash used in operating activities was $13,003 during the three months ended March 31, 2017, compared with $4,641 used in operating activities during the three months ended March 31, 2016. The $8,362 increase in cash used in operations was due to an increase in net loss of $11,336, partially offset by a decrease of $2,974 in working capital requirements during the nine three months ended March 31, 2017.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2017 and 2016.

Financing Activities

Cash flows provided by financing activities were $11,370 and $7,122 during the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017 and 2016, the Company sold 227,400 and 34,000 shares, respectively, at $0.05 per share for gross proceeds of $11,370 and $1,700, respectively. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales.

In March 2016, the Company repaid the promissory note payable issued to Patrick Dunda, the Company's President and Chief Executive Officer, in the amount of $2,200.

In March 2016, the Company issued a third non-convertible promissory note payable to Venture Vest Capital Corporation for $7,622. The promissory note has a maturity date of December 31, 2016, and is interest free until December 31, 2016, after which time it shall bear interest at an annual interest rate of 6% until maturity or repaid.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $12,128 and $792 for the three months ended March 31, 2017 and 2016, respectively, and have a working capital deficit of $22,547 as of March 31, 2017, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. As of the date of this filing, the Company has sold 304,400 shares of common stock at $0.05 per share for gross proceeds of $15,220.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2017. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of March 31, 2017, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of our financial statements for the year ended December 31, 2016, and the interim period during 2017, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission (the "SEC") due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

Change in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the interim periods ended March 31, 2017 and 2016.

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
Dated: May 15, 2017