Form 10-K/A
period 2016-12-31
Frontier Digital Media Group, Inc.
filed 2017-08-07
CIK 1643542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

 Yes ☐ No ☑

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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on June 30, 2016, was $1,650.

The number of shares outstanding of the issuer’s Common Stock as of March 20, 2016, was 5,244,000.

FRONTIER DIGITAL MEDIA GROUP, INC.

EXPLANATORY NOTE

Frontier Digital Media Group, Inc. (the “Company”) is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2016, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2017 (the “Original Filing”), solely to correct the cover page. The cover page on the Original Filing incorrectly stated that the Company was not a shell company (as defined in Rule 12b-2 of the Exchange Act). The cover page for this Form 10-K/A correctly states that the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

For the convenience of the reader, this Form 10-K/A sets forth the Annual Report on Form 10-K in its entirety. Other than the correction on the cover page described above, the Original Filing has not been amended or updated. Forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing. This Form 10-K/A should be read in conjunction with the Company’s filings subsequent to the Original Filing with the SEC.

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

The website design and advertising is highly competitive. Our competitors include individual programmers and companies from all over the world. Competition continues to increase as more individuals and companies get into the business. In addition, new competitors and new alliances between existing ones could emerge and rapidly acquire market share to our detriment. Plus, many of our competitors may be better positioned than we are to be able to afford the time and money required to invest in new technology and products and professional individuals. Many of our current and potential competitors may have advantages over us including:

•

Longer operating histories and greater market presence;

•

Better name recognition;

•

Access to larger customer bases;

•

Economies of scale and cost structure advantages; and

•

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We do not currently lease or own any real property.  The address of our principal executive office is 2605 Red Hawk Ridge Dr., Castle Rock, CO 80109, which is in the offices of Mr. Dunda, the Company's President, supplied at no charge to the registrant. We believe that our current office space will be adequate for the foreseeable future. Our telephone number is (303) 999-8171.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a "going concern" opinion.

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

Operating expenses, including general and administrative expense, during the year ended December 31, 2016, were $27,365, compared to $46,890 during the year ended December 31, 2015, a decrease of $19,525. The decrease was primarily due to a reduction in legal fees of $13,234, a decrease in related party compensation of $6,597, and a decrease in marketing expenses incurred on our customers' behalf of  $2,269 during 2016 compared to 2015. The $13,234 reduction in legal fees for 2016 was primarily associated with legal expenses incurred during 2015 to file the initial S-1 registration statement and subsequent amendments with the SEC. These decreases in operating expense were partially offset by an   increase in other general and administrative expenses of $2,575 during 2016 compared with 2015, primarily attributed to an increase in professional fees related to filing our interim and annual reports with the SEC.

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

•

failure to make timely filings with the SEC as required by the Exchange Act, which may also result in suspension of trading or quotation of our stock and could result in fines and penalties to us under the Exchange Act; and

•

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2016. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based solely on review of the copies of such forms furnished to Frontier Digital, Frontier Digital's two directors did not file their reports in 2015 on a timely basis.

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

_________________________

(1) Officer and Director of our Company.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2015, to which we have been a party in which:

•

the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

•

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

	Cutler & Co., LLC	Pritchett, Siler & Hardy PC
	2015 (1)	2016	2015 (1)
Audit fees	$6,000	$9,850	$3,600
Audit related fees	−	400	−
Tax fees	−	−	−
Other fees	−	−	−
Total Fees	$6,000	$10,250	$3,600

(1) For the year ended December 31, 2015, Cutler & Co., LLC performed the reviews for the Company's quarterly financial statements. In January 2016, the Company engaged Pritchett, Siler & Hardy PC to perform the audit of the Company's annual financial statements, after Pritchett, Siler & Hardy PC acquired the audit practice of Cutler & Co., LLC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statement of Operations for the years ended December 31, 2016 and 2015

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2016 and 2015

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

__________

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

Frontier Digital Media Group, Inc.

Consolidated Financial Statements

The following is an index to the Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

Frontier Digital Media Group, Inc.

Littleton, Colorado

We have audited the accompanying consolidated balance sheets of Frontier Digital Media Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage with limited trading history, has an accumulated deficit, does not have the existing financial resources to fully implement its business plan and is consequently dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying notes are an integral part of these audited financial statements

Frontier Digital Media Group, Inc.

Consolidated Statements of Operations

For the fiscal years ended December 31, 2016 and 2015

	2016		2015
Revenues
Revenue	$12,619		$17,540
Revenue, related parties	1,000		5,740
Total revenues	13,619		23,280

Operating expenses
Cost of sales	643		2,348
Related party compensation	5,005		11,602
General and administrative	21,717		32,940
Total operating expenses	27,365		46,890

Loss from operations	(13,746)		(23,610)

Provision for income taxes	–		–

Net loss	$(13,746)		$(23,610)

Net Loss per common share
Basic and diluted	$(0.00)	*	$(0.00)	*

Weighted average shares outstanding
Basic and diluted	5,050,970		5,000,000

*denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these audited financial statements

Frontier Digital Media Group, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

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

Consolidated Statements of C ash Flows

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

The provision for income taxes differs from the amounts which would result from applying the federal statutory rate of 34% to the Company’s loss before income taxes as follows:

	For the years ended December 31,
	2016	2015
Computed "expected" income tax benefit	$(4,674)	$(8,027)
State income tax benefit, net of federal benefit	(420)	(722)
Change in valuation allowance	5,094	8,749
Provision for income taxes	$—	$—

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry-forwards	14,857	9,763
Less: Valuation allowance	(14,857)	(9,763)
Net deferred tax assets	$—	$—

As of December 31, 2016, the Company had net operating losses of $40,094 for federal and state income tax purposes that can be carried forward for up to twenty years and deducted against future federal taxable income. The net operating loss carryforwards expire in various years through 2036.

As of December 31, 2016 and 2015, management recorded a full valuation allowance against the net deferred tax assets of $14,857 and $9,763, respectively, created as a result of the Company's net operating losses. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

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
Dated: August 7, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Patrick Dunda
Patrick Dunda
Director
Dated: August 7, 2017

By:	/s/Janel Dunda
Janel Dunda
Secretary, Treasurer and Director
Dated: August 7, 2017