Form 10-Q/A
period 2017-03-31
Frontier Digital Media Group, Inc.
filed 2017-08-07
CIK 1643542

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q /A

(Amendment No. 1)

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

EXPLANATORY NOTE

Frontier Digital Media Group, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the interim period ended March 31, 2017, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2017 (the “Original Filing”), solely to correct the cover page. The cover page on the Original Filing incorrectly stated that the Company was not a shell company (as defined in Rule 12b-2 of the Exchange Act). The cover page for this Form 10-Q/A correctly states that the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

For the convenience of the reader, this Form 10-Q/A sets forth the Quarterly Report on Form 10-Q in its entirety. Other than the correction on the cover page described above, the Original Filing has not been amended or updated. Forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing. This Form 10-Q/A should be read in conjunction with the Company’s filings subsequent to the Original Filing with the SEC.

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
Dated: August 7, 2017