Form 10-Q
period 2017-06-30
Frontier Digital Media Group, Inc.
filed 2017-08-08
CIK 1643542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 333-205571

FRONTIER DIGITAL MEDIA GROUP, INC.

 (Exact name of registrant as specified in its charter)

Colorado	46-2276094
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2605 Red Hawk Ridge Drive, Castle Rock, Colorado 80109

(Address of principal executive offices) (Zip Code)

(303) 999-8171

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☑
		(Do not check if a smaller reporting company)	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☑   No ☐

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2017
Common Stock, $0.001	5,504,400

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Frontier Digital Media Group, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2017, and December 31, 2016

 (Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$9,753	$10,031
Accounts and other receivables	982	870
Total current assets	10,735	10,901

Total assets	$10,735	$10,901

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	–	2,408
Accrued liabilities	3,345	5,160
Notes payable, related parties	25,122	25,122
Current liabilities	28,467	32,690

Total liabilities	28,467	32,690

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,480,400 and 5,077,000 shares issued and outstanding as of June 30, 2017, and December 31, 2016	5,480	5,077
Additional paid-in capital	30,740	10,973
Accumulated deficit	(53,952)	(37,839)
Total Stockholders’ Deficit	(17,732)	(21,789)

Total Liabilities and Stockholders’ Deficit	$10,735	$10,901

See accompanying notes to unaudited condensed consolidated financial statements

Frontier Digital Media Group, Inc.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2017 and 2016

(Unaudited)

	For the three months ended June 30,				For the six months ended June 30,
	2017		2016		2017		2016
Revenues
Revenue	$14,963		$1,830		$23,798		$4,181
Revenue, related parties	–		–		960		1,000
Total revenues	14,963		1,830		24,758		5,181

Operating expenses:
Cost of sales	4,074		186		4,101		186
Related party compensation	9,522		–		22,332		–
Other general and administrative	5,352		7,092		14,438		11,235
Total operating expenses	18,948		7,278		40,871		11,421

Loss from operations	(3,985)		(5,448)		(16,113)		(6,240)

Provision for income taxes	–		–		–		–

Net loss	$(3,985)		$(5,448)		$(16,113)		$(6,240)

Net Loss per common share
Basic and diluted	$(0.00)	*	$(0.00)	*	$(0.00)	*	$(0.00)	*

Weighted average shares outstanding
Basic and diluted	5,398,971		5,047,681		5,266,087		5,033,357

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed consolidated financial statements

Frontier Digital Media Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2017 and 2016

(Unaudited)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,113)	$(6,240)
Changes in operating assets and liabilities:
Accounts and other receivables	(112)	872
Accounts payable	(2,408)	–
Accrued liabilities	(1,815)	3,401
Accrued liabilities - related party	–	(4,000)
Net cash used in operating activities	(20,448)	(5,967)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from the sale of common stock	20,170	2,950
Proceeds from issuance of notes payable, related party	–	7,622
Repayment of notes payable, related party	–	(2,600)
Net cash provided by financing activities	20,170	7,972

Net increase (decrease) in cash and cash equivalents	(278)	2,005

Cash and cash equivalents at beginning of period	10,031	3,809

Cash and cash equivalents at end of period	$9,753	$5,814

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

Supplemental schedule of non-cash financing activities:
Professional fees paid by related party – contributed capital	$–	$7,200

See accompanying notes to unaudited condensed consolidated financial statements

Frontier Digital Media Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2017

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on March 28, 2017. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company and Smile Producer, Inc., its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications of amounts previously reported have been made to the accompanying condensed consolidated financial statements in order to maintain consistency and comparability between the periods presented. The following reclassification was made to the fiscal year 2016 financial statements to be consistent with the fiscal year 2017 financial statements presented:

•

On the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016, $186 was reclassified from general and administration to cost of sales to be consistent with the 2017 presentation.

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

Note 3 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our significant accounting policies during the interim period ended June 30, 2017.

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

Revenues, generated from website design services, from these related parties were $960 and $1,000 for the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017, and December 31, 2016, there were no accounts receivable due from related parties.

Related party compensation

An employee of the Company, Janel Dunda, is considered a related party as she is the spouse of the President and the majority shareholder of the Company. During the six months ended June 30, 2017 and 2016, the Company incurred compensation expense of $22,332 and $0, respectively, for payroll expenses associated with Mrs. Dunda.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. During the six months ended June 30, 2017 and 2016, the Company sold 403,400 and 59,000 shares, respectively, at $0.05 per share for gross proceeds of $20,170 and $2,950, respectively. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales.

As of June 30, 2017, 480,400 shares of common stock have been sold pursuant to the S-1 Registration Statement at $0.05 per share for total gross proceeds of $24,020. There can be no assurances that additional shares of common stock will be sold on the S-1 offering or that a trading market will develop for the shares.

As of June 30, 2017, 5,480,400 shares of common stock were issued and outstanding.

Note 7 — Subsequent Events

In July 2017, the Company sold 24,000 shares of common stock at $0.05 per share for gross proceeds of $1,200.

The Company has evaluated subsequent events through the date of the filing of this interim report on Form 10-Q. Other than the common stock sale disclosed above, the Company did not identify any significant subsequent events that would have a material effect on the consolidated financial statements, which would require an adjustment and/or additional disclosure.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. As of the date of this filing, the Company had sold 504,400 shares of common stock at $0.05 per share for gross proceeds of $25,220. The shares were sold by the officers and Directors of the Company and no broker commissions were paid. There is no guarantee that additional shares will be sold from the Registration Statement.

Even if all of the shares offered on the S-1 Registration Statement are sold, our management will continue to own over a majority of the outstanding shares of the Company. As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

Over the last 6 months our business activities have increased, adding six new customers so far this year. Our management team has increased the amount of time spent on our business. Currently, our Chief Executive Officer, Patrick Dunda, is focused full time on increasing our business to existing and new customers.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. As of June 30, 2017, and December 31, 2016, no allowance for doubtful accounts was deemed necessary.

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

Results of Operations for the Three and Six Months Ended June 30, 2017 compared to the Three and Six Months Ended June 30, 2016

During the three and six months ended June 30, 2017, we generated revenues of $14,963 and $24,758, respectively, compared to revenues of $1,830 and $5,181 generated during the three and six months ended June 30, 2016, respectively. The increases of $13,133 and $19,577, respectively, for the three and six months ended June 30, 2017, were attributable to increased activity from our recurring customer base and revenues generated from new customers acquired during 2017.

Operating expenses, including general and administrative expenses and cost of sales, during the three and six months ended June 30, 2017, were $18,948 and $40,871, respectively, compared to $7,278 and $11,421 during the three and six months ended June 30, 2016, respectively.

The increase of $11,670 in operating expenses during the three months ended June 30, 2017, compared with the same period during 2016 was primarily attributed to increases of $9,522 in related party compensation, $3,878 in expenses associated with a customer’s marketing campaign, and $957 in credit card fees associated with increased revenues and collections; partially offset by a decrease of $2,671 in professional fees during the three months ended June 30, 2017.

The increase of $29,450 in operating expenses during the six months ended June 30, 2017, compared with the same period during 2016 was primarily attributed to increases of $22,332 in related party compensation, $3,878 in expenses associated with a customer’s marketing campaign, $2,225 in professional fees associated with quarterly SEC filings, and $1,003 in credit card fees associated with increased revenues and collections.

During the three and six months ended June 30, 2017, the Company incurred net losses of $3,985 and $16,113, respectively, compared to net losses of $5,448 and $6,240 during the three and six months ended June 30, 2016, respectively. The decrease in the net loss of $1,463 for the three months ended June 30, 2017, was related to the increase of $13,133 in revenues, partially offset by an increase of $11,670 in operating expenses as discussed above. The increase in the net loss of $9,873 for the three months ended June 30, 2017, was due to the increase of $29,450 in operating expenses, partially offset by an increase in revenues of $19,577 as discussed above.

Liquidity and Capital Resources

As of June 30, 2017, we had a cash balance of $9,753, a decrease of $278 from a balance of $10,031 at December 31, 2016. The decrease during the six months ended June 30, 2017, was the result of net cash used for operations of $20,448, partially offset by net cash provided by financing activities of $20,170 during the period.

Operating Activities

Net cash used in operating activities was $20,448 during the six months ended June 30, 2017, compared with $5,967 used in operating activities during the six months ended June 30, 2016. The $14,481 increase in cash used in operations was due to an increase in net loss of $9,873 and an increase of $4,608 in working capital requirements during the six months ended June 30, 2017.

Investing Activities

We neither generated nor used cash in investing activities during the six months ended June 30, 2017 and 2016.

Financing Activities

Cash flows provided by financing activities were $20,170 and $7,972 during the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017 and 2016, the Company sold 403,400 and 59,000 shares, respectively, at $0.05 per share for gross proceeds of $20,170 and $2,950, respectively. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales.

During the six months ended June 30, 2016, the Company repaid promissory notes payable issued to related parties in the amount of $2,600.

In March 2016, the Company issued a third non-convertible promissory note payable to Venture Vest Capital Corporation for $7,622. The promissory note has a maturity date of December 31, 2017, and is interest free until maturity, after which time it shall bear interest at an annual interest rate of 6% until repaid.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $16,113 and $6,240 for the six months ended June 30, 2017 and 2016, respectively, and have a working capital deficit of $17,732 as of June 30, 2017, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. As of the date of this filing, the Company has sold 504,400 shares of common stock at $0.05 per share for gross proceeds of $25,220.

The shares were sold by the officers and Directors of the Company and no broker commissions were paid. There is no guarantee that additional shares will be sold from the Registration Statement.

The funds raised on the offering will be used for the payment of costs incurred in the filing of the S-1 Registration Statement and for operating capital for the Company.

With the filing of the S-1 Registration Statement, the Company became a “Reporting Company” as that term is defined by the SEC. As a “Reporting Company”, we will be filing quarterly and annual reports with the SEC, thus incurring the additional costs of audits and legal fees.

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

Not required for an emerging growth company .

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2017. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of June 30, 2017, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of our financial statements for the year ended December 31, 2016, and the interim periods during 2017, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission (the "SEC") due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

Change in Internal Control over Financial Reporting

During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

Not required for an emerging growth company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the interim periods ended June 30, 2017 and 2016.

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
Dated: August 8, 2017