Form 10-Q
period 2017-09-30
Frontier Digital Media Group, Inc.
filed 2017-11-13
CIK 1643542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 333-205571

FRONTIER DIGITAL MEDIA GROUP, INC.

 (Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	46-2276094 (I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2017
Common Stock, $0.001	5,524,400

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Frontier Digital Media Group, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2017, and December 31, 2016

 (Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$8,052	$10,031
Accounts and other receivables	2,192	870
Total current assets	10,244	10,901

Total assets	$10,244	$10,901

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	–	2,408
Accrued liabilities	800	5,160
Notes payable, related parties	25,122	25,122
Current liabilities	25,922	32,690

Total liabilities	25,922	32,690

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,524,400 and 5,077,000 shares issued and outstanding as of September 30, 2017, and December 31, 2016	5,524	5,077
Additional paid-in capital	32,896	10,973
Accumulated deficit	(54,098)	(37,839)
Total Stockholders’ Deficit	(15,678)	(21,789)

Total Liabilities and Stockholders’ Deficit	$10,244	$10,901

See accompanying notes to unaudited condensed consolidated financial statements

Frontier Digital Media Group, Inc.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2017 and 2016

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues
Revenue	$7,026	$2,418	$30,824	$6,599
Revenue, related parties	–	–	960	1,000
Total revenues	7,026	2,418	31,784	7,599

Operating expenses:
Cost of sales	296	300	4,397	486
Related party compensation	4,156	–	26,488	–
Other general and administrative	2,720	3,399	17,158	14,634
Total operating expenses	7,172	3,699	48,043	15,120

Loss from operations	(146)	(1,281)	(16,259)	(7,521)

Provision for income taxes	–	–	–	–

Net loss	$(146)	$(1,281)	$(16,259)	$(7,521)

Net Loss per common share
Basic and diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average shares outstanding
Basic and diluted	5,507,530	5,074,913	5,347,453	5,047,310

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed consolidated financial statements

Frontier Digital Media Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2017 and 2016

(Unaudited)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,259)	$(7,521)
Changes in operating assets and liabilities:
Accounts and other receivables	(1,322)	907
Accounts payable	(2,408)	–
Accrued liabilities	(4,360)	3,401
Accrued liabilities - related party	–	(4,000)
Net cash used in operating activities	(24,349)	(7,213)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from the sale of common stock	22,370	4,150
Proceeds from issuance of notes payable, related party	–	10,622
Repayment of notes payable, related party	–	(2,200)
Net cash provided by financing activities	22,370	12,572

Net increase (decrease) in cash and cash equivalents	(1,979)	5,359

Cash and cash equivalents at beginning of period	10,031	3,809

Cash and cash equivalents at end of period	$8,052	$9,168

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

Supplemental schedule of non-cash financing activities:
Professional fees paid by related party – contributed capital	$–	$7,200

See accompanying notes to unaudited condensed consolidated financial statements

Frontier Digital Media Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on March 28, 2017. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year.

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

Certain reclassifications of amounts previously reported have been made to the accompanying condensed consolidated financial statements in order to maintain consistency and comparability between the periods presented. The following reclassification was made to the fiscal year 2016 financial statements to be consistent with the fiscal year 2017 financial statements presented:

•

On the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016, $300 and $486, respectively, were reclassified from other general and administrative to cost of sales to be consistent with the 2017 presentation.

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

Note 3 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our significant accounting policies during the interim period ended September 30, 2017.

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

Revenues, generated from website design services, from these related parties were $960 and $1,000 for the nine months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017, and December 31, 2016, there were no accounts receivable due from related parties.

Related party compensation

An employee of the Company, Janel Dunda, is considered a related party as she is the spouse of the President and the majority shareholder of the Company. During the nine months ended September 30, 2017 and 2016, the Company incurred compensation expense of $26,488 and $0, respectively, for payroll expenses associated with Mrs. Dunda.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. During the nine months ended September 30, 2017 and 2016, the Company sold 447,400 and 83,000 shares, respectively, at $0.05 per share for gross proceeds of $22,370 and $4,150, respectively. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales.

As of September 30, 2017, 524,400 shares of common stock have been sold pursuant to the S-1 Registration Statement at $0.05 per share for total gross proceeds of $26,220. There can be no assurances that additional shares of common stock will be sold on the S-1 offering or that a trading market will develop for the shares.

As of September 30, 2017, 5,524,400 shares of common stock were issued and outstanding.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. As of the date of this filing, the Company had sold 524,400 shares of common stock at $0.05 per share for gross proceeds of $26,220. The shares were sold by the officers and Directors of the Company and no broker commissions were paid. There is no guarantee that additional shares will be sold from the Registration Statement.

Even if all of the shares offered on the S-1 Registration Statement are sold, our management will continue to own over a majority of the outstanding shares of the Company. As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

Over the last nine months our business activities have increased, adding seven new customers so far this year. Our management team has increased the amount of time spent on our business. Currently, our Chief Executive Officer, Patrick Dunda, is focused full time on increasing our business to existing and new customers.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. As of September 30, 2017, and December 31, 2016, no allowance for doubtful accounts was deemed necessary.

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

Results of Operations for the Three and Nine months ended September 30, 2017 compared to the Three and Nine months ended September 30, 2016

During the three and nine months ended September 30, 2017, we generated revenues of $7,026 and $31,784, respectively, compared to revenues of $2,418 and $7,599 generated during the three and nine months ended September 30, 2016, respectively. The increases of $4,608 and $24,185, respectively, for the three and nine months ended September 30, 2017, were attributable to increased activity from our recurring customer base and revenues generated from new customers acquired during 2017. Revenues from related parties decreased $40 to $960 for the nine months ended September 30, 2017, compared to $1,000 for the nine months ended September 30, 2016.

Operating expenses, including cost of sales, related party compensation, and general and administrative expenses, during the three and nine months ended September 30, 2017, were $7,172 and $48,043, respectively, compared to $3,699 and $15,120 during the three and nine months ended September 30, 2016, respectively.

The increase of $3,473 in operating expenses during the three months ended September 30, 2017, compared with the same period during 2016 was attributed to increases of $4,156 in related party compensation and $264 in credit card fees associated with increased revenues and collections; partially offset by decreases of $900 in professional fees and $47 in other administrative expenses during the three months ended September 30, 2017.

The increase of $32,923 in operating expenses during the nine months ended September 30, 2017, compared with the same period during 2016 was attributed to increases of $26,488 in related party compensation, $3,878 in expenses associated with a customer’s marketing campaign, $1,267 in credit card fees associated with increased revenues and collections, and $1,325 in professional fees associated with quarterly SEC filings; partially offset by a decrease of $35 in other administrative expenses.

During the three and nine months ended September 30, 2017, the Company incurred net losses of $146 and $16,259, respectively, compared to net losses of $1,281 and $7,521 during the three and nine months ended September 30, 2016, respectively. The decrease in the net loss of $1,135 for the three months ended September 30, 2017, was related to the increase of $4,608 in revenues, partially offset by an increase of $3,473 in operating expenses as discussed above. The increase in the net loss of $8,738 for the nine months ended September 30, 2017, was due to the increase of $32,923 in operating expenses, partially offset by an increase in revenues of $24,185 as discussed above.

Liquidity and Capital Resources

As of September 30, 2017, we had a cash balance of $8,052, a decrease of $1,979 from a balance of $10,031 at December 31, 2016. The decrease during the nine months ended September 30, 2017, was the result of net cash used for operations of $24,349, partially offset by net cash provided by financing activities of $22,370 during the period.

Operating Activities

Net cash used in operating activities was $24,349 during the nine months ended September 30, 2017, compared with $7,213 used in operating activities during the nine months ended September 30, 2016. The $17,136 increase in cash used in operations was due to an increase in net loss of $8,738 and an increase of $8,398 in working capital requirements during the nine months ended September 30, 2017.

Investing Activities

We neither generated nor used cash in investing activities during the nine months ended September 30, 2017 and 2016.

Financing Activities

Net cash flows provided by financing activities were $22,370 and $12,572 during the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017 and 2016, the Company sold 447,400 and 83,000 shares, respectively, at $0.05 per share for gross proceeds of $22,370 and $4,150, respectively. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales.

During the nine months ended September 30, 2016, the Company repaid promissory notes payable issued to related parties in the amount of $2,200.

During the nine months ended September 30, 2016, the Company issued non-convertible promissory notes payable to related parties in the amount of $10,622.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $16,259 and $7,521 for the nine months ended September 30, 2017 and 2016, respectively, and have a working capital deficit of $15,678 as of September 30, 2017, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. As of the date of this filing, the Company has sold 524,400 shares of common stock at $0.05 per share for gross proceeds of $26,220.

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

Not required for an emerging growth company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2017. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of September 30, 2017, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Change in Internal Control over Financial Reporting

During the interim period ended September 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

Not required for an emerging growth company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the interim periods ended September 30, 2017 and 2016.

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
Dated: November 13, 2017