Form 10-K
period 2017-12-31
Frontier Digital Media Group, Inc.
filed 2018-07-02
CIK 1643542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-205571

FRONTIER DIGITAL MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	46-2276094 (I.R.S. Employer Identification No.)

8832 Glendon Way, Rosemead, CA 91770
(Address of principal executive offices)

(626) 321-1915
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on June 30, 2017, was $18,350.

The number of shares outstanding of the issuer’s Common Stock as of June 15, 2018, was 5,524,400.

FRONTIER DIGITAL MEDIA GROUP, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2017 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws.  If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

We have obtained our customers through marketing our services on the Internet and referrals from established customers. We generated revenues during 2017 from 13 businesses to host and maintain their websites. With each new client, as their website design is completed, a hosting plan is set up for long-term hosting and site maintenance. Our customers, without penalty, can cancel these agreements at any time.

We are primarily focused on dental and orthodontic practices. Our CEO has extensive knowledge of dentistry and orthodontics and has been able to capitalize on this knowledge by connecting with current and potential customers in the dental industry. Due to past experience, Mr. Dunda brings with him a large referral base and contacts to help boost our business during our early stages and we intend to continue our efforts to market our services to these industry niches.

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

Copies of such material may be obtained by mail from the Public Reference Section of the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a website at: http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission.

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

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past five years concerning the Company, our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The stock of the Company is not traded on any exchange at this time.

Common Stock.

There are 100,000,000 shares of Common Stock, $0.001 par value, authorized, with 5,524,400 shares issued and outstanding. The holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. The holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

We have no Preferred Stock authorized.

Security Holders

As of April 5, 2018, the Company had 35 shareholders of record of the Company’s common stock and 5,524,400 common shares issued and outstanding, of which 5,000,000 shares were held by our Officers and Directors, Patrick Dunda and Janel Dunda.

S-1 Registration Statement filed

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000.  The Company has sold 524,400 shares of common stock at $0.05 per share for gross proceeds of $26,220 since the Registration Statement became effective on December 30, 2015.The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales. There can be no assurances that any shares of common stock will be sold on the S-1 offering or that a trading market will develop for the shares.

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

Transfer Agent

The Transfer Agent for the Company is Action Stock Transfer, 2469 E. Fort Union Blvd., Ste. 214, Salt Lak City, Utah 84121

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

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a "going concern" opinion. As of December 31, 2017, we had an accumulated deficit of $66,966 and a net working capital deficit of $25,546.

While our current burn rate is nominal, it is expected that our costs of operations will continue to exceed revenues, primarily due to the costs associated with being a public reporting company. Based upon our current business plan, we may continue to incur losses in the foreseeable future and there can be no assurances that we will ever establish profitable operations. These and other factors raise substantial doubt about our ability to continue as a going concern.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. As of December 31, 2017 and 2016, no allowance for doubtful accounts was deemed necessary.

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

Results of Operations for the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

During the year ended December 31, 2017, we generated revenues of $37,561 compared to revenues of $13,619 generated during the year ended December 31, 2016, an increase of $23,942. The increase in revenue was attributed to increased activity from our recurring customer base and revenues generated from new customers acquired during 2017. Revenues from related parties decreased $40 to $960 for the year ended December 31, 2017, compared to $1,000 for the year ended December 31, 2016.

Operating expenses, including cost of sales, related party compensation, and general and administrative expenses, during the year ended December 31, 2017, were $66,688 compared to $27,365 during year ended December 31, 2016.

The increase of $39,323 in operating expenses during the year ended December 31, 2017, compared with the same period during 2016 was attributed to increases of $32,322 in related party compensation, $4,699 in expenses associated with customers’ marketing campaigns, $1,389 in credit card fees associated with increased revenues and collections, $887 in professional fees associated with quarterly SEC filings, and $26 in other administrative expenses.

During the year ended December 31, 2017, the Company incurred a net loss of $29,127, compared to a net loss of $13,746 during the year ended December 31, 2016. The $15,381 increase in net loss was primarily related to the $39,323 increase in operating expenses described above, partially offset by the $23,942 increase in revenues.

Liquidity and Capital Resources

As of December 31, 2017, we had a cash balance of $3,425, which was a $6,606 decrease from the $10,031 balance at December 31, 2016. The decrease during the twelve months ended December 31, 2017, was the result of net cash used for operations of $33,976, partially offset by net cash provided by financing activities of $27,370 during the period.

Operating Activities

Net cash used in operating activities was $33,976 during the year ended December 31, 2017, compared with $6,050 used in operating activities during the year ended December 31, 2016. The $27,936 increase in cash used in operations was due to an increase in net loss of $15,381 and an increase of $12,545 in working capital requirements, attributed to a decrease of accounts payable and accrued liabilities of $10,868 and an increase in accounts receivable of $1,677 during the year ended December 31, 2017.

Investing Activities

We neither generated nor used cash in investing activities during the years ended December 31, 2017 and 2016.

Financing Activities

Cash flows provided by financing activities were $27,370 and $12,272 during the years ended December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017 and 2016, the Company sold 447,400 and 77,000 shares, respectively, of the Company’s common stock at $0.05 per share for gross proceeds of $22,370 and $3,850, respectively. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales.

During the year ended December 31, 2017 and 2016, the Company issued non-convertible promissory notes payable to related parties in the amount of $5,000 and $10,622, respectively.

During the year ended December 31, 2016, the Company repaid promissory notes payable issued to related parties in the amount of $2,200.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $29,127 and $13,746 for the years ended December 31, 2017 and 2016, respectively, and have a working capital deficit of $25,546 as of December 31, 2017, which raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company but cannot assure that such financing will be available on acceptable terms.

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

The funds raised on the offering were used for the payment of costs incurred in the filing of the S-1 Registration Statement and for operating capital for the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following is an index to the Financial Statements of the Company being filed here-with commencing at page F-1 below:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

In January 2018, the Company was notified that certain assets of Pritchett, Siler and Hardy P.C. (“PSH”), our independent registered public accounting firm, were acquired by Haynie & Company. As a result of the acquisition, PSH resigned as the Company’s independent registered public accounting firm. In April 2018, the Company engaged Haynie & Company as its new independent registered public accounting firm. The change of the Company’s independent registered public accounting firm from PSH to Haynie & Company was approved unanimously by our board of directors.

We have had no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with our Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2017. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2017, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2017, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. The Company has not established an audit committee, lacks documentation of its internal control process, and lacks proper documentation of its revenue transactions. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Evaluation of Changes in Internal Control over Financial Reporting

During the interim period ended December 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

The officers and directors are as follows:

Name	Age	Positions Held	Since
Sean Yeap Kok	42	President, CEO, CFO, Director	May 2018

Kaushik Seewoo	34	Secretary, Director	May 2018

Sean Yeap Kok, age 42, President, CEO, CFO and director of the Company, also serves as the Chief Finance Officer at AgroFresh Holdings Berhad (Public Company, nonlisted) which paid up RM720 million (HKD1,440 million). Dato’ Eddy Kok has also been entrusted as Financial Advisor for international corporations such as Hengyep International Wealth Management (Hong Kong) and IVP Holding Co. Ltd (Singapore).

Mr. Kok is a Director and Shareholder of several private and public companies in Malaysia, Singapore, Macau, Indonesia, Hong Kong and China. Mr.Kok was appointed Associate Director of the United States OTC listing company First Asia Holdings Limited (FAHLF), the Vice Chairman of Kung Fu Dragon Group Limited (PMIG) and was also the director of Domain Extremes, Inc. (DNME), and Sky Resort International Limited (SKYL) ( f.k.a : Gold Billion Group Holdings Ltd. ) (GBGH). Under Mr. Kok‘s guidance the company was listed in the OTC market. Leveraging on his management skills and business acumen, Dato’ Eddy Kok also acts as the Director and other positions of several United States OTC listing companies, including IGS Capital Group Limited (IGSC).

Kaushik Seewoo, age 34, is Secretary and a director of the Company and has been from May 2011 to the present the Relationship-Corporate Services officer for TNC Corp. in Labuan, Malaysia. TNF Corp. is a large multinational corporation with subsidiaries in Cayman Islands, Mauritan and Hong Kong. Mr Seewoo is multilingual and has all corporate secretary responsibilities including observing all statutory and tax requirements of the various jurisdictions where TMF does business. Mr. Seewoo received his LLM in Banking and Finance Law-University of London in 2010; he received his BA (Honors) in Business Administration-Corporate Law from University of South Australia in 2008; he received an Advanced Diploma in Law and Management from the University of Mauritius in 2007.

Family Relationships

There are no familial relationships by and between any of the directors, executive officers, or persons nominated or chosen by the Company to become a director or executive officer.

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

Based solely on review of the copies of such forms furnished to Frontier Digital, Frontier Digital's directors have not filed their reports as of the date of this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Sean Yeap Kok	2017	-	-	-	-	-	-	-	-
President, CEO and CFO

Kaushik Seewoo	2017	-	-	-	-	-	-	-	-
Secretary

Patrick Dunda	2017	-	-	-	-	-	-	-	-
Former Chief Executive Officer	2016	-	-	-	-	-	-	-	-

Janel Dunda	2017	34,280	-	-	-	-	-	-	34,280
Former Secretary, Treasurer	2016	4,515	-	-	-	-	-	-	4,515

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 15, 2018, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 5,524,400 shares outstanding on June 15, 2018.

Except as otherwise provided, the address of each such person is the Company’s address at 2605 Red Hawk Ridge Dr., Castle Rock, CO 80109.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class

Common	Sean Yeap Kok (1) 33 Argyle Street Room 1001 & 1002, 10/F Midland Financial Bldg. Mongkok, Kowloon, Hong Kong	5,000,000	90.5%

Common	All Officers and Directors As a Group (1 person)	5,000,000	90.5%

Over 5% Shareholders:
Common	Cynthia Ho Ling	287,400	5.2%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2016, to which we have been a party in which:

?

the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

?

our directors and executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons or entities affiliated with them, had or will have a direct or indirect material interest.

We provide services to certain customers that the Company has determined to be related parties. The president of these customers (VentureVest Capital Corporation, Terayco, Americans for Truth, and Carriage House) is the father of Janel Dunda, a former Officer and Director of the Company. Revenues generated from these related parties were $960 and $1,000 for the years ended December 31, 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, the Company incurred compensation expense, including payroll taxes, of $37,327 and $5,005, respectively, for compensation paid to Janel Dunda, a former Officer and Director of the Company.

In August 2015 and January 2016, $7,622 of our legal expenses were paid by Terayco Enterprises, a company owned and operated by the father of Janel Dunda, a former Officer and Director of the Company. In March 2016, the Company issued a note payable to Terayco Enterprises in the amount of $7,622 to cover the legal expenses paid by Terayco Enterprises on behalf of the Company. The promissory note had a maturity date of December 31, 2016 and paid zero interest through December 31, 2016. In January 2017, the promissory note was amended to extend the maturity date and the interest-free period to December 31, 2017, and, subsequently, amended in December 2017 to extend the maturity date and the interest-free period to December 31, 2018.

In March 2016, the Company repaid a promissory note payable in the amount of $2,200 to Patrick Dunda, the Company’s former President and Chief Executive Officer. The promissory note paid zero interest and had a maturity date of December 31, 2016.

In May 2016, $7,200 of professional fees associated with the preparation and audit of the Company’s 2015 financial statements were paid by Terayco Enterprises on behalf of the Company. These fees were recorded as contributed capital by Terayco Enterprises since no consideration was paid, or will be paid, in exchange for these payments.

In August 2016, the Company issued a promissory note payable to Patrick Dunda, the Company’s former President and Chief Executive Officer, for $3,000. The promissory note had a maturity date of December 31, 2017 and paid zero interest through October 31, 2017. In October 2017, at the request of Mr. Dunda, the promissory note for $3,000 was cancelled and considered as paid in capital to the Company.

In December 2017, the Company issued a promissory note payable to Venture Vest Capital Corporation in the amount of $5,000 to cover professional fees and expenses paid by Venture Vest Capital Corporation on behalf of the Company. The promissory note has a maturity date of December 31, 2019, and pays zero interest through December 31, 2018, at which point an annual interest rate of 6% becomes effective until maturity or repayment.

In support of our efforts and cash requirements, we may rely on advances from related parties until such time that we can support our operations or we attain adequate financing through sales of our equity or traditional debt financing.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

Sean Yeap Kok and Kaushik Seewoo are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, Sean Yeap Kok and Kaushik Seewoo, our directors, would not be considered independent as they also serve as an executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2017 and 2016, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Haynie & Company	Pritchett, Siler & Hardy PC
	2017 (1)	2017 (1)	2016
Audit fees	$ 4,000	$ 4,500	$ 9,900
Audit related fees	−	−	400
Tax fees	−	−	−
Other fees	−	−	−
Total Fees	$ 4,000	$ 4,500	$ 10,300

(1) For the year ended December 31, 2017, Pritchett, Siler & Hardy PC performed the reviews for the Company's quarterly financial statements. In January 2018, the Company engaged Haynie & Company to perform the audit of the Company's annual financial statements for 2017, after certain assets of Pritchett, Siler & Hardy PC were acquired by Haynie & Company.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this report:

(1) Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

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

Frontier Digital Media Group, Inc.

Consolidated Financial Statements

The following is an index to the Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Frontier Digital Media Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Frontier Digital Media Group, Inc. (the Company) as of December 31, 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has negative working capital. These factors raise substantial doubt about the

Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Haynie & Company We have served as the Company’s auditor since 2018.
Salt Lake City, Utah July 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

Frontier Digital Media Group, Inc.

Littleton, Colorado

We have audited the accompanying consolidated balance sheet of Frontier Digital Media Group, Inc. as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Frontier Digital Media Group, Inc. as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, does not have the existing financial resources to fully implement its business plan and is consequently dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

March 23, 2017

Frontier Digital Media Group, Inc.

Consolidated Balance Sheets

As of December 31, 2017 and 2016

	2017	2016
Assets
Current assets
Cash and cash equivalents	$ 3,425	$ 10,031
Accounts and other receivables	1,820	870
Total current assets	5,245	10,901

Total assets	$ 5,245	$ 10,901

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$ 130	$ 2,408
Accrued liabilities	3,539	5,160
Notes payable, related parties	22,122	25,122
Current liabilities	25,791	32,690
Notes payable, related parties	5,000	-

Total liabilities	30,791	32,690

Commitments and contingencies	-	-

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,524,400 and 5,077,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively	5,524	5,077
Additional paid-in capital	35,896	10,973
Accumulated deficit	(66,966)	(37,839)
Total Stockholders’ Deficit	(25,546)	(21,789)

Total Liabilities and Stockholders’ Deficit	$ 5,245	$ 10,901

The accompanying notes are an integral part of these audited financial statements

Frontier Digital Media Group, Inc.

Consolidated Statements of Operations

For the fiscal years ended December 31, 2017 and 2016

	2017	2016
Revenues
Revenue	$ 36,601	$ 12,619
Revenue, related parties	960	1,000
Total revenues	37,561	13,619

Operating expenses
Cost of sales	5,342	643
Related party compensation	37,327	5,005
General and administrative	24,019	21,717
Total operating expenses	66,688	27,365

Loss from operations	(29,127)	(13,746)

Provision for income taxes	-	-

Net loss	$ (29,127)	$ (13,746)

Net Loss per common share
Basic and diluted	$ (0.01)	$ (0.00) *

Weighted average shares outstanding
Basic and diluted	5,392,053	5,050,970

*denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these audited financial statements

Frontier Digital Media Group, Inc.

Consolidated Statements of Changes in Stockholders' Deficit

For the fiscal years ended December 31, 2017 and 2016

	Common Stock, $0.001 par value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2016	5,000,000	$ 5,000	$ -	$ (24,093)	$ (19,093)

Sales of common stock	77,000	77	3,773	-	3,850
Contributed capital - related party	-	-	7,200	-	7,200
Net loss for the year				(13,746)	(13,746)

Balance at December 31, 2016	5,077,000	5,077	10,973	(37,839)	(21,789)

Sales of common stock	447,400	447	21,923	-	22,370
Contributed capital - related party	-	-	3,000	-	3,000
Net loss for the year	-	-	-	(29,127)	(29,127)

Balance at December 31, 2017	5,524,400	$ 5,524	$ 35,896	$ (66,966)	$ (25,546)

The accompanying notes are an integral part of these audited financial statements

Frontier Digital Media Group, Inc.

Consolidated Statements of Cash Flows

For the fiscal years ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	$ (29,127)	$ (13,746)
Changes in operating assets and liabilities:
Accounts and other receivables	(950)	727
Accounts payable	(2,278)	2,408
Accrued liabilities	(1,621)	8,561
Accrued liabilities, related party	-	(4,000)
Net cash used in operating activities	(33,976)	(6,050)

Cash flows from investing activities:	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from the sale of common stock	22,370	3,850
Proceeds from issuance of notes payable, related party	5,000	10,622
Repayment of notes payable, related party	-	(2,200)
Net cash provided by financing activities	27,370	12,272

Net increase (decrease) in cash and cash equivalents	(6,606)	6,222

Cash and cash equivalents at beginning of period	10,031	3,809

Cash and cash equivalents at end of period	$ 3,425	$ 10,031

Supplemental cash flow information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for income taxes	$ -	$ -

Supplemental schedule of non-cash financing activities:
Professional fees paid by related party	$ -	$ 7,200
Cancellation of promissory note due to related party	$ 3,000	$ -

The accompanying notes are an integral part of these audited financial statements

Frontier Digital Media Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2017

Note 1. Description of Business

Frontier Digital Media Group, Inc. was incorporated in the State of Colorado on September 19, 2011 (“Inception”). On March 20, 2013, Frontier Digital Media Group, Inc. incorporated a wholly owned, Colorado registered subsidiary company, Smile Producer, Inc. (collectively “Frontier”, the “Company”, “we”, “us” or “our”).

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. As of December 31, 2017 and 2016, no allowance for doubtful accounts was deemed necessary.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during the twelve months ended December 31, 2017 or 2016.

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

No stock-based compensation was issued or outstanding during the years ended December 31, 2017 and 2016.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period.  Diluted earnings per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2017 or 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted the guidance, as required, on January 1, 2018. The Company does not expect the new guidance to have a material impact on its financial statements in future periods.

Note 4. Notes Payable – Related Parties

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

In September 2015, the Company issued a non-convertible promissory note payable to Venture Vest Capital Corporation, a related party, in the total amount of $8,000 to replace convertible notes payable issued in January 2015 and March 2015 to the same related party. The non-convertible promissory note had a maturity date of December 31, 2016 and was interest free until December 31, 2016. In January 2017, the promissory note was amended to extend the maturity date and the interest-free period to December 31, 2017. In December 2017, the promissory note was amended to extend the maturity date and the interest-free period to December 31, 2018.

In September 2015, the Company issued a promissory note payable to Venture Vest Capital Corporation for $6,500. The promissory note had a maturity date of December 31, 2016 and was interest free until December 31, 2016. In January 2017, the promissory note was amended to extend the maturity date and the interest-free period to December 31, 2017. In December 2017, the promissory note was amended to extend the maturity date and the interest-free period to December 31, 2018.

In March 2016, the Company issued a promissory note payable to Terayco Enterprises, a related party, for $7,622. The promissory note had a maturity date of December 31, 2016 and was interest free until December 31, 2016. In January 2017, the promissory note was amended to extend the maturity date and the interest-free period to December 31, 2017. In December 2017, the promissory note was amended to extend the maturity date and the interest-free period to December 31, 2018.

In August 2016, the Company issued a promissory note payable to Patrick Dunda, the Company’s President and Chief Executive Officer, for $3,000. The promissory note has a maturity date of December 31, 2017, and pays zero interest through October 31, 2017, at which point an annual interest rate of 6% becomes effective until maturity or repayment. In October 2017, at the request of Mr. Dunda, the promissory note for $3,000 was cancelled and classified as additional paid-in capital to the Company.

In December 2017, the Company issued a promissory note payable to Venture Vest Capital Corporation in the amount of $5,000 to cover professional fees and expenses paid by Venture Vest Capital Corporation on behalf of the Company. The promissory note has a maturity date of December 31, 2019, and pays zero interest through December 31, 2018, at which point an annual interest rate of 6% becomes effective until maturity or repayment.

Note 5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were comprised of the following at December 31, 2017 and 2016:

	2017	2016
Accrued payroll and payroll taxes, related party	$ 3,539	$ 4,860
Professional fees	-	2,288
Merchant fees and other accrued expenses	130	120
Refund due to investor	-	300
Accounts payable and accrued liabilities	$ 3,669	$ 7,568

Note 6. Income Taxes

The Company did not incur any federal or state income tax expense or benefit for the years ended December 31, 2017 and 2016.

The provision for income taxes differs from the amounts which would result from applying the federal statutory rate of 21% and state rate of 4.63% to the Company’s loss before income taxes as follows:

	For the years ended December 31,
	2017	2016
Computed "expected" income tax benefit	$ (6,117)	$ (2,887)
State income tax benefit, net of federal benefit	(1,348)	(636)
Change in valuation allowance	7,465	3,523
Provision for income taxes	$ -	$ -

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry-forwards	16,138	8,673
Less: Valuation allowance	(16,138)	(8,673)
Net deferred tax assets	$ -	$ -

As of December 31, 2017, the Company had net operating losses of $62,966 for federal and state income tax purposes that can be carried forward for up to twenty years and deducted against future federal taxable income. The net operating loss carryforwards expire in various years through 2037.

As of December 31, 2017 and 2016, management recorded a full valuation allowance against the net deferred tax assets of $16,138 and $8,673, respectively, which were created as a result of the Company's net operating losses. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company files federal and state income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2013.

Note 7. Other Related Party Transactions

Related party revenue

The Company provides services to certain customers that the Company has determined to be related parties. The president of these customers (VentureVest Capital Corporation, Terayco, Americans for Truth, and Carriage House) is the father of Janel Dunda, a principal of the Company.

Revenues from these related parties were $960 and $1,000 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, accounts receivable included $0 attributable to related parties.

Related party compensation

Janel Dunda is considered a related party since she is the spouse of the President and a majority shareholder of the Company. During the years ended December 31, 2017 and 2016, the Company incurred compensation expense of $37,327 and $5,005, respectively, for payroll expenses, including payroll taxes, associated with Mrs. Dunda.

Professional fees paid by related party

In May 2016, $7,200 of professional fees associated with the preparation and audit of the Company’s 2015 financial statements were paid by Terayco Enterprises on behalf of the Company. These fees were recorded as contributed capital by Terayco Enterprises since no consideration was paid, or will be paid, in exchange for these payments.

Note 8. Commitments and Contingencies

Legal

We were not subject to legal proceedings during the years ended December 31, 2017 and 2016, nor are there any legal proceeding threatened or pending to the best of our knowledge and belief.

Contractual

We did not enter into any contractual obligations and commercial commitments during the years ended December 31, 2017 and 2016, other than the notes payable due to related parties discussed above in Note 4.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. During the years ended December 31, 2017 and 2016, the Company sold 447,400 shares and 77,000 shares, respectively, at $0.05 per share for total gross proceeds of $26,220. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales. There can be no assurances that additional shares of common stock will be sold on the S-1 offering or that a trading market will develop for the shares.

As of December 31, 2017 and 2016, 5,524,400 and 5,077,000 shares of common stock were issued and outstanding, respectively.

Note 10. Subsequent Events

In May 2018, the principal shareholders of the Company, Patrick and Janel Dunda, sold their 5,000,000 shares of the Company’s common stock to an outside investor, Sean Yeap Kok, resulting in a change in control of the Company. As part of the change in control transaction all outstanding liabilities and debt, including the $27,122 due to related parties as of December 31, 2017, were paid in full.

Upon completion of the sale, Patrick and Janel Dunda resigned as directors and officers of the Company, and Sean Yeap Kok and Kaushik Seewoo were elected as directors and officers of the Company. Mr. Kok will serve as President, CEO, and CFO of the Company. Mr. Seewoo will serve as Secretary of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER DIGITAL MEDIA GROUP, INC.

By:	/s/ Seng Yeap Kok
Seng Yeap Kok
Chief Executive Officer and
Chief Financial Officer
Dated: July 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Seng Yeap Kok
Seng Yeap Kok
Director
Dated: July 2, 2018

By:	/s/ Kaushik Seewoo
Kaushik Seewoo
Director
Dated: July 2, 2018