Form 10-Q
period 2018-03-31
Frontier Digital Media Group, Inc.
filed 2020-03-30
CIK 1643542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-205571

FRONTIER DIGITAL MEDIA GROUP, INC.

(Exact name of the small business issuer as specified in its charter)

Colorado	46-2276094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1001& 1002, 10/F Midland Financial Building

33 Argyle Street, Mongkok, Kowloon, Hong Kong

(Address of principal executive offices)

+852 29803711

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at March 31, 2018 was 5,524,400.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

Forward-looking statements may include the words “may,” “could,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “desire,” “goal,” “should,” “objective,” “seek,” “plan,” “strive” or “anticipate,” as well as variations of such words or similar expressions, or the negatives of these words. These forward-looking statements present our estimates and assumptions only as of the date of this Form 10-Q. Except for our ongoing obligation to disclose material information as required by the federal securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. We caution readers not to place undue reliance on any such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes will likely vary materially from those indicated.

3

PART I.

Item 1. Financial Statements.

Pursuant to “Chapter 17 CFR, Section 210.3-11-Financial Statements of an Inactive Registrant” (“Section 210.3-11”), This Quarterly Filing Of The Financial Statements of the Company Were Not Reviewed by the Company’s Independent Auditors

FRONTIER DIGITAL MEDIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Exsular Financial Group, Inc. (fka: Frontier Digital Media Group, Inc.)

Condensed Consolidated Balance Sheets

As of March 31, 2018, and December 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,291	$3,425
Assets of discontinued operations	-	1,820
Total current assets	1,291	5,245

Total assets	$1,291	$5,245

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	-	-
Liabilities of discontinued operations	353	3,669
Notes payable, related parties	22,122	22,122
Current liabilities	22,475	25,791
Notes payable, related party	5,000	5,000

Total liabilities	27,475	30,791

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,524,400 shares issued and outstanding as of March 31, 2018, and December 31, 2017	5,524	5,524
Additional paid-in capital	35,896	35,896
Accumulated deficit	(67,603)	(66,966)
Total Stockholders’ Deficit	(26,183)	(25,546)

Total Liabilities and Stockholders’ Deficit	$1,291	$5,245

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2018 and 2017

(Unaudited)

	For the three months ended March 31,
	2018	2017*
Revenues
Revenue	$-	$-
Revenue, related parties	-	-
Total revenues	-	-

Operating expenses
Cost of sales	-	-
Professional fees	-	1,888
General and administrative	-	-
Total operating expenses	-	1,888

Loss from continuing operations	-	(1,888)
Discontinued operations (Loss) income from discontinued operations	(637)	(10,240)
Provision for income tax	-

Net profit (loss)	$(637)	$(12,128)

Net Loss per common share
Basic and diluted	$(0.00)**	$(0.00)**

Weighted average shares outstanding
Basic and diluted	5,524,400	5,131,727

*The line items for the period ended March 31, 2017 has been reclassified to

Reflect the discontinued operations.

**denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc. (fka: Frontier Digital Media Group, Inc.)

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2018 and 2017

(Unaudited)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$-	$(1,888)
Changes in operating assets and liabilities:
Accounts and other receivables	-	-
Accounts payable	-	-
Accrued liabilities	-	-
Accrued liabilities - related party	-	-
Net cash used in operating activities – Continuing operation	-	(1,888)
Net cash used in operating activities-Discontinued operation	(2,134)	(11,115)
Net cash used in operating activities	(2,134)	(13,003)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from the sale of common stock	-	11,370
Proceeds from issuance of notes payable, related party	-	-
Repayment of notes payable, related party	-	-
Net cash provided by financing activities	-	11,370

Net increase (decrease) in cash and cash equivalents	(2,134)	(1,633)

Cash and cash equivalents at beginning of period	3,425	10,031

Cash and cash equivalents at end of period	$1,291	$8,398

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc. (fka: Frontier Digital Media Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed consolidated financial statements not misleading have been included. The balance sheet at December 31, 2017, has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on July 2, 2018. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company and Smile Producer, Inc., its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders deficit of $26,183 with an accumulated deficit of $67,603. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to our significant accounting policies during the interim period ended March 31, 2018.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year 2019.

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as there were no revenues during the period

Note 4 — Notes Payable – Related Parties

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

Revenues, generated from website design services, from these related parties were $0 and $960 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, and December 31, 2017, there was no accounts receivable due from related parties.

Related party compensation

An employee of the Company, Janel Dunda, is considered a related party as she is the spouse of the President and the majority shareholder of the Company. During the three months ended March 31, 2018 and 2017, the Company incurred compensation expense of $0 and $12,810, respectively, for payroll expenses associated with Mrs. Dunda.

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

As of March 31, 2018 and December 31, 2017, 5,524,400 shares of common stock were issued and outstanding.

Note 7 — Discontinued Operations

At the beginning of 2018, the Company decided to discontinue the operations of its subsidiary Smile Producer, Inc. due to limited resources. The Company planned to seek more potential investors.

The business conducted by Smile Producer Inc. was the only business the Company had, so the effect of this business discontinuation had substantial effect to the Company.

Accounts payable

At the beginning of 2018, the balance was $130 and it was fully paid off.

Accrued expenses

The balance of accrued expenses was $3,539, and the Company paid $3,586 during the period. As of March 31, 2018, the balance was $353.

Loss on discontinuing operations

For the quarter ended March 31, 2018, the loss on discontinuing operations was $637, which was also the net loss of the Company. For the quarter ended March 31, 2017, the loss from discontinued operations was $10,240.

Presentation of financial statements

The discontinued operations and the related components are presented separately on the financial statements in compliance with GAAP requirements for the period ended March 31, 2018. Accordingly, we have also reclassified some line items of the financial statements for the period ended March 31, 2017.

Note 8 — Subsequent Events

The Company has evaluated subsequent events through the date of the filing of this interim report on Form 10-Q. Based on this evaluation, the Company did not identify any significant subsequent events that would be reportable except the following:

1)	On May 4, 2018, the former major shareholders Patrick Dunda and Janel Dunda sold their 5,000,000 shares (92.5%) of common stock to Mr. Kok Seng Yeap, and scine then, Mr. Kok Seng Yeap became the major shareholder of Exsular Financial Group, Inc.
2)	On May 6, 2018, Mr. Patrick Dunda resigned as president of Exsular Financial Group Inc and the director of the board; Janel Dunda resigned as treasurer of Exsular Financial Group Inc. and director of the board; Mr. Kok Seng Yeap was elected as the president and treasurer of Exsular Financial Group, Inc. and appointed as director of the board.
3)	In August 2019, the Company amended its articles of corporation and changed the name to Exsular Financial Group, Inc.

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

Business Overview

Exsular Financial Group, Inc. (fka: Frontier Digital Media Group, Inc.) (“we, “us,” “our,” or the “Company”) was incorporated in the state of Colorado on September 19, 2011. On March 20, 2013, we formed a wholly owned subsidiary company, Smile Producer, Inc., a Colorado corporation. Our business operations are conducted through this entity. Our principal executive offices are located at 2605 Red Hawk Ridge Drive, Castle Rock, Colorado, 80109, telephone 303-999-8171.

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

At the beginning of 2018, the Company decided to discontinue the operations of its subsidiary Smile Producer, Inc. due to limited resources. The Company planned to seek more potential investors.

The business conducted by Smile Producer Inc. was the only business the Company had, so the effect of this business discontinuation had substantial effect to the Company.

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a “going concern” opinion. As of December 31, 2017, we had an accumulated deficit of $67,603 and a net working capital deficit of $26,183.

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

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as there were no revenues during the period

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. As of March 31, 2018 and December 31, 2017, no allowance for doubtful accounts was deemed necessary.

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

Results of Operations for the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

During the three months ended March 31, 2018, we generated revenues of $0 compared to revenues of $9,757 during the three months ended March 31, 2017. The decrease in revenues were attributable to an decrease in our customer and client base.

Operating expenses, including general and administrative expenses, during the three months ended March 31, 2018, were $285 compared to $21,923 during the three months ended March 31, 2017.

The decrease of $21,638 in operating expenses during the three months ended March 31, 2018, compared with the same period during 2017 was due to lack of operation activities and the Company was in the process of ownership change.

During the three months ended March 31, 2018, the Company incurred a net loss of $637 compared to a net loss of $12,128 during the three months ended March 31, 2017. The decrease in the net loss of $11,491 for the three months ended March 31, 2018, was related to the decrease of $11,493 in operating expenses.

Liquidity and Capital Resources

As of March 31, 2018, we had a cash balance of $1,291, a decrease of $2,134 from a balance of $3,425 at December 31, 2017. The decrease during the three months ended March 31, 2018, was the result of net cash used for operations of $637 and accrued expenses of $3,186, partially offset by net cash received from accounts receivable of $1,820 during the period.

Operating Activities

Net cash used in operating activities was $2,134 during the three months ended March 31, 2018, compared with $13,003 used in operating activities during the three months ended March 31, 2017. The $10,869 decrease in cash used in operations was due to an decrease in net loss of $11,843, partially offset by a decrease of $3,954 in working capital requirements during the nine three months ended March 31, 2018.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2018 and 2017.

Financing Activities

Cash flows provided by financing activities were $0 and $11,370 during the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2017 and 2016, the Company sold 0 and 227,400 shares, respectively, at $0.05 per share for gross proceeds of $0 and $11,370, respectively. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders deficit of $26,183 with an accumulated deficit of $67,183. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2018 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

Item 1A. Risk Factors

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make the disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER DIGITAL MEDIA GROUP, INC.

Date: March 30, 2020	/s/ Seng Yeap Kok
Seng Yeap Kok, President and CEO (Principal Executive Officer)

Date: March 30, 2020	/s/ Seng Yeap Kok
Seng Yeap Kok, CFO (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

