Form 10-Q
period 2018-06-30
Frontier Digital Media Group, Inc.
filed 2020-03-30
CIK 1643542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The number of shares of Common Stock, $0.001 par value, of the registrant outstanding at June 30, 2018 was 5,524,400.

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

2

PART I.

Item 1. Financial Statements.

Pursuant to “Chapter 17 CFR, Section 210.3-11-Financial Statements of an Inactive Registrant” (“Section 210.3-11”), This Quarterly Filing Of The Financial Statements of the Company Were Not Reviewed by the Company’s Independent Auditors

FRONTIER DIGITAL MEDIA GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Exsular Financial Group, Inc. (fka: Frontier Digital Media Group, Inc.)

Condensed Consolidated Balance Sheets

As of June 30, 2018, and December 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$-	$3,425
Assets of discontinued operations	-	1,820
Total current assets	-	5,245

Total assets	$-	$5,245

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	-	130
Liabilities of Discontinued operation	-	3,539
Notes payable, related parties	3,520	22,122
Current liabilities	3,520	25,791
Notes payable		5,000
Total liabilities	3,520	30,791

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,524,400 shares issued and outstanding as of June 30, 2018, and December 31, 2017	5,524	5,524
Additional paid-in capital	62,378	35,896
Accumulated deficit	(71,421)	(66,966)
Total Stockholders’ Deficit	(3,520)	(25,546)

Total Liabilities and Stockholders’ Deficit	$-	$5,245

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc. (fka: Frontier Digital Media Group, Inc.)

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2018 and 2017

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues
Revenue	$-	$-	$-	$-
Revenue, related parties	-	–	-	-
Total revenues	-	-	-	-

Operating expenses:
Cost of sales	-	-	-	-
Related party compensation	-	-	-	-
Professional fees	3,500	11,925	3,500	13,813
Other general and administrative	20	50	20	50
Total operating expenses	3,520	11,975	3,520	13,863

Loss from continuing operations	(3,520)	(11,975)	(3,520)	(13,863)
Discontinuing operations (Loss) income from discontinuing operations	(298)	7,990	(935)	(2,250)

Provision for income taxes	–	–	–	–

Net loss	$(3,818)	$(3,985)	$(4,455)	$(16,113)

Net Loss per common share Basic and diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average shares outstanding
Basic and diluted	5,524,400	5,398,971	5,524,400	5,266,087

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc. (fka: Frontier Digital Media Group, Inc.)

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2018 and 2017

(Unaudited)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,520)	$(13,863)
Changes in operating assets and liabilities:
Accounts and other receivables	-	-
Accounts payable	-	-
Accrued liabilities	-	-
Accrued liabilities - related party	(18,602)	-
Net cash used in operating activities-continuing operation	(22,122)	(13,863)
Net cash used in operating activities-discontinued operation	(2,785)	(6,585)
Net cash used in operating activities	(24,907)	(20,448)

Cash flows from investing activities:		-
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from the sale of common stock	-	20,170
Payment to notes payable, related party	(5,000)	-
Contributions to additional paid-in capital	26,482	-
Net cash provided by financing activities	21,482	20,170

Net increase (decrease) in cash and cash equivalents	(3,425)	(278)

Cash and cash equivalents at beginning of period	3,425	10,031

Cash and cash equivalents at end of period	$-	$9,753

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc. (fka: Frontier Digital Media Group, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2018

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on July 2, 2018. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company and Smile Producer, Inc., its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders deficit of $3,520 with an accumulated deficit of $71,421. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to our significant accounting policies during the interim period ended June 30, 2018.

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

On May 4, 2018, the former major shareholders Patrick Dunda and Janel Dunda sold their 5,000,000 shares (92.5%) of common stock to Mr. Kok Seng Yeap, and scine then, Mr. Kok Seng Yeap became the major shareholder of Exsular Financial Group, Inc. As part of the ownership change deal, the Company used portion of the proceeds from sale of the shares to pay off all the above notes. As of June 30, 2018, all the above notes were paid off.

Note 5 — Other Related Party Transactions

Related party revenue

The Company provides services to certain customers that the Company has determined to be related parties. The president of these customers (VentureVest Capital Corporation, Terayco, Americans for Truth, and Carriage House) is the father of Janel Dunda, a principal of the Company.

Revenues, generated from website design services, from these related parties were $0 and $960 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, and December 31, 2017, there was no accounts receivable due from related parties.

Related party compensation

An employee of the Company, Janel Dunda, is considered a related party as she is the spouse of the President and the majority shareholder of the Company. During the six months ended June 30, 2017 and 2016, the Company incurred compensation expense of $0 and $22,332, respectively, for payroll expenses associated with Mrs. Dunda.

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

As of June 30, 2018 and December 31, 2017, 5,524,400 shares of common stock were issued and outstanding.

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

Accounts payable

At the beginning of 2018, the balance was $130 and as of June 30, 2018, it was fully paid off.

Accrued expenses

The balance of accrued expenses was $3,539 as of December 31, 2017, and the Company paid off all $3,539 during the period. As of June 30, 2018, the balance was $0.

Loss on discontinuing operations

For the three and the six-month ended June 30, 2018, the loss on discontinuing operations was $298 and $935, respectively. For the three and six months ended June 30, 2017, there was a income of $7,990 and a loss of $2,250, respectively.

Presentation of financial statements

The discontinued operations and the related components are presented separately on the financial statements in compliance with GAAP requirements for the period ended June 30, 2018. Accordingly, we have also reclassified some line items of the financial statements for the period ended June 30, 2017.

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

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. As of June 30, 2018, and December 31, 2017, no allowance for doubtful accounts was deemed necessary.

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

Results of Operations for the Three and Six Months Ended June 30, 2018 compared to the Three and Six Months Ended June 30, 2017

During the three and six months ended June 30, 2018, we generated revenues of $0, compared to revenues of $14,963 and $24,758 generated during the three and six months ended June 30, 2017, respectively. The decreases were due to lack of business activities as the Company ceased its operations of its subsidiary Smile Producer Inc..

Operating expenses, including general and administrative expenses and cost of sales, during the three and six months ended June 30, 2018, were $3,818 and $4,455, respectively, compared to $18,948 and $40,871 during the three and six months ended June 30, 2017, respectively.

The decrease of $15,130 in operating expenses during the three months ended June 30, 2018, compared with the same period during 2017 was primarily due to lack of business operations during the three months ended June 30, 2017.

The decrease of $36,416 in operating expenses during the six months ended June 30, 2018, compared with the same period during 2017 was due to lack of operations during the six months ended June 30, 2018.

During the three and six months ended June 30, 2018, the Company incurred net losses of $3,818 and $4,455, respectively, compared to net losses of $3,985 and $16,113 during the three and six months ended June 30, 2017, respectively. The decrease in the net loss of $167 for the three months ended June 30, 2018, was due to lack of revenue and activities during the three months ended June 30, 2018. The increase in the net loss of $11,658 for the six months ended June 30, 2018, was due to lack of business activities during the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had a cash balance of $0, a decrease of $3,425 from a balance of $3,425 at December 31, 2017. The decrease during the six months ended June 30, 2018, was the result of partial net cash used for operations, and partially due to the change of ownership arrangement.

Operating Activities

Net cash used in operating activities was $24,907 during the six months ended June 30, 2018, compared with $20,448 used in operating activities during the six months ended June 30, 2017. The $4,459 increase in cash used in operations was due to the pay-off of the notes payable during the six months ended June 30, 2018.

Investing Activities

We neither generated nor used cash in investing activities during the six months ended June 30, 2018 and 2017.

Financing Activities

Cash flows provided by financing activities were $21,482 and $20,170 during the six months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018, the Company received $26,482 from the ownership change arrangement; and during the six months ended June 30, 2017, the Company sold 403,400 shares at $0.05 per share for gross proceeds of $20,170.

During the six months ended June 30, 2018, the Company paid off the note of $5,000 and due to related party of $22,122.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders deficit of $3,520 with an accumulated deficit of $71,421. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2018 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

Item 1A. Risk Factors.

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make the disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

