Form 10-K
period 2020-12-31
Exsular Financial Group Inc.
filed 2021-03-31
CIK 1643542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _________

Commission File Number: 000-56219

EXSULAR FINANCIAL GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Colorado	46-2276094
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Room 1105, 11/F Hip Kwan Commercial Bldg., No. 38 Pitt St. Yau Ma Tel, KLN, Hong Kong
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: +852 29803711

Securities to be registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2020 the last business day of the Company’s most recently completed second fiscal quarter was $26,220 based on the last time common stock was sold.

There were 5,524,400 shares of issuer’s Common Stock outstanding as of March 2, 2021

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

PART I

Item 1.	Description of Business .

Our Company

Exsular Financial Group Inc., a Colorado corporation (“Exsular”, the “Company, “we”, “us” or “our”) is a public shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

No potential merger candidate has been identified at this time.

We do not propose to restrict our search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, we have only limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management’s best business judgment.

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have no specific business, and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of its lack of resources and our inability to provide a prospective business opportunity with significant capital.

Our History

Organization and Corporate History

The Company was incorporated in the state of Colorado on September 19, 2011 under the name Frontier Digital Media Group, Inc. On March 20, 2013, we formed a wholly owned subsidiary company, Smile Producer, Inc., a Colorado corporation. We were a digital design and media company, which developed and maintained websites and were a provider of marketing communications services to customers in the United States. We conducted our operations primarily through Smile Producer, Inc., our wholly owned subsidiary company. In early 2018 we ceased all operations. In June 2019 the Company changed its name to Exsular Financial Group Inc.

We filed our last audited financial statements for the years ended December 31, 2019 and 2018 on October 21, 2020.

Revenue

We have no revenues for the years ended December 31, 2020 and 2019. We do not anticipate recognizing any revenues in our first quarter ending March 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that may be affected by matters outside our control that could cause materially different results.

Some of the information in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. These statements express, or are based on, our expectations about future events. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as, “may”, “will”, “expect”, “intend”, “project”, “estimate”, “anticipate”, “believe” or “continue” or the negative thereof or similar terminology. They include statements regarding our:

/_/	financial position,

/_/	business plans,

/_/	budgets,

/_/	amount, nature and timing of capital expenditures,

/_/	cash flow and anticipated liquidity,

/_/	future operations of unknown nature costs,

/_/	acquisition and development of other technology,

/_/	future demand for any products and services acquired,

/_/	operating costs and other expenses.

Although we believe the expectations and forecasts reflected in these and other forward-looking statements are reasonable, we can give no assurance they will prove to have been correct. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Factors that could cause actual results to differ materially from expected results are described under “Risk Factors” and include:

/_/	general economic conditions,

/_/	our cost of operations,

/_/	our ability to generate sufficient cash flows to operate,

/_/	availability of capital,

/_/	the strength and financial resources of our competitors,

/_/	our ability to find and retain skilled personnel, and

/_/	the lack of liquidity of our common stock.

Any of the factors listed above and other factors contained in this Form 10-K could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot assure you that our future results will meet our expectations. When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Form 10-K. Our forward-looking statements speak only as of the date made.

General Business Plan

Our business plan to seek a merger has many uncertainties which pose risks to investors.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources. We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. All of these activities have risk to investors including dilution and management.

We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Interest

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our directos may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered an inactive company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders.

As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

With respect to any merger or acquisition, and depending upon, among other things, the target company’s assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

Competition

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the “1940 Act”) insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

Intellectual Property

We own no intellectual property.

Employees

We presently have no full time executive, operational or clerical staff.

Mr. Kok has been a director and officer of the Company since 2018 and its principal shareholder.

Factors Effecting Future Performance

Rather than an operating business, our goal is to obtain debt and/or equity financing to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

Although there is no assurance that this series of events will be successfully completed, we believe we can successfully complete an acquisition or merger which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

The factors affecting our future performance are listed and explained below under the section “Risk Factors” below:

Jumpstart Our Business Startups Act

The disclosure contained below, discusses generally the terms of the “Jumpstart Our Business Startups Act”. Currently the Company is without operations or revenues and as such does not anticipate that it will affect certain of the transactions covered by such Act until, if at all, the time a change in control of the Company is affected. Until at such time the Company effects a change in control it does not anticipate that it will benefit from the exemptions from certain financial disclosure required in a registration statement as well as the simplification of the sale of securities and the relaxation of general solicitation for Rule 506 offerings.

In April, 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things:

Exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934;

Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

Exemption from registration by a non-reporting company offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and such sales are exempt from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an emerging growth company if its initial public offering (“IPO”) of common equity securities was affected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an emerging growth company after the earliest of

(i) the completion of the fiscal year in which the company has total annual gross revenues of $1.07 billion or more,

(ii) the completion of the fiscal year of the fifth anniversary of the company’s IPO;

(iii) the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv) the company becoming a “larger accelerated filer” as defined under the Securities Exchange Act of 1934.

The Company meets the definition of an emerging growth company and will be affected by some of the changes provided in the JOBS Act and certain of the new exemptions. The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an emerging growth company pursuant to the Securities Act of 1933 will differ from registration statements filed by other companies as follows:

(i) audited financial statements required for only two fiscal years;

(ii) selected financial data required for only the fiscal years that were audited;

(iii) executive compensation only needs to be presented in the limited format now required for smaller reporting companies. (A smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter)

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company. Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company’s independent registered public accounting firm from complying with any rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after the date of the JOBS Act’s enactment, except as otherwise required by SEC rule.

The JOBS Act also exempts an emerging growth company from any requirement adopted by the PCAOB for mandatory rotation of the Company’s accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company’s independent registered public accounting firm to file a report on the Company’s internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company’s internal control over financial reporting.

Section 102(a) of the JOBS Act goes on to exempt emerging growth companies from the requirements in 1934 Act Section 14A(e) for companies with a class of securities registered under the 1934 Act to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition, the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

Section 106 of the JOBS Act permits emerging growth companies to submit 1933 Act registration statements on a confidential basis provided that the registration statement and all amendments are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow the emerging growth company to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the 1934 Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

Item 1A.	Risk Factors

Not Applicable to smaller reporting companies.

Item 2.	Description of Property.

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses an office provided by Mr. Kok, the Company’s President and CEO, at no cost to the Company. Mr. Kok has agreed to continue this arrangement until the Company completes an acquisition or merger. We presently do not own any equipment, and do not intend to purchase or lease any equipment prior to or upon completion of a business combination.

Item 3.	Legal Proceedings.

Neither we nor any of our officers, directors or holders of five percent or more of its common stock is a party to any pending legal proceedings and to the best of our knowledge, no such proceedings by or against us or our officers, or directors or holders of five percent or more of its common stock have been threatened or is pending against us.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market in our common stock. Our common stock is not listed for trading on any national securities exchange nor is bid or asked quotations reported in any over-the-counter quotation service.

Shares of our common stock that are restricted securities will be eligible for resale in compliance with Rule 144 of the Securities Act, subject to the requirements described below. These shares may be sold in the public market only if registered or if they qualify for an exemption from registration, such as Rule 144. Below is a summary of the requirements for sales of our common stock pursuant to Rule 144, after the effectiveness of this Registration Statement.

For a person who has not been deemed to have been one of our affiliates at any time during the 90 days preceding a sale, sales of our shares of common stock held longer than six months, but less than one year, will be subject only to the current public information requirement and can be sold under Rule 144 beginning 90 days after the effectiveness of this Registration Statement without restriction. A person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least one year, is entitled to sell his or her shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Beginning 90 days after the effectiveness of this Registration Statement, a person who is our affiliate or who was our affiliate at any time during the preceding three months and who has beneficially owned restricted securities for at least six months, will generally be entitled to sell within any three-month period a number of shares that does not exceed one percent of the number of shares of our common stock then outstanding. Sales under Rule 144 by our affiliates are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us.

The Manner of Sale Limitations on Affiliate Sales of Equity Securities. Rule 144 provides that affiliates must resell their equity securities through one of the following methods: (i) Section 4(a)(4) broker transactions, which are done on a customer’s order on an exchange or in the over-the-counter (OTC) market, including transactions that meet the requirements of Rule 144(g); (ii) Transactions with a market maker (a dealer who regularly or continually holds himself out as willing to buy and sell a particular security of an issuer for his own account); (iii) “Riskless principal transactions” (principal trades in which, after receiving a customer’s order to buy or sell securities, a broker or dealer buys or sells securities as a principal to satisfy the customer’s order) where (a) offsetting trades are executed at the same price (other than an explicitly disclosed markup, markdown, commission, or fee); (b) the broker-dealer cannot solicit or arrange for the solicitation of customers’ orders to buy securities in connection with the Rule 144 sale; (c) the broker-dealer cannot receive more than the normal brokers’ commission; and (d) the broker-dealer must conduct a reasonable inquiry as to whether the affiliate making the Rule 144resale is a statutory underwriter. In addition, affiliates relying on Rule 144 cannot, solicit, or arrange for the solicitation of, orders to buy the securities in connection with the transaction; or Pay anyone for the offer or sale of such securities, other than the broker-dealer who executes the order to sell the securities.

Form 144 Notices for Affiliate Sales. If a proposed Rule 144 resale by an affiliate involves more than 5,000 shares of securities or has an aggregate sale price of more than $50,000, in any three-month period, the seller must file a notice of the proposed sale on Form 144. The seller must file this form with the SEC and with the securities exchange on which the securities are listed. Form 144 must be filed at the same time the affiliate places the broker or market maker order to sell the securities. The affiliate must have a bona fide intention to sell the securities within a reasonable time after filing the Form 144 notice and must sign the Form 144 notice; however, if the seller does not complete the sale disclosed in the form, the seller does not need to amend the form to indicate that the sale did not take place.

Availability of current public information. For issuers, such as our Company, that are subject to Exchange Act reporting requirements under Section 13 or Section 15(d), and have been reporting under the Exchange Act for at least 90 days before the Rule 144 resale, this requirement is satisfied if an issuer has filed all reports required under the Exchange Act (other than Form 8-K) and has filed all interactive data (XBRL) exhibits required to have been filed during the 12 months (or any shorter period for XBRL reporting requirements, if applicable) before the Rule 144 resale.

Persons who may be deemed to be our affiliates generally include individuals or entities that control, or are controlled by, or are under common control with, us and may include our directors and officers, as well as our significant stockholders.

Approximately 524,400 shares of our common stock are eligible for sale under Rule 144 as of the date of this Registration Statement. We cannot estimate the number of shares of our common stock that our existing stockholders will elect to sell under Rule 144.

We have no agreement with any security holder to register under the Securities Act for sale any shares of our common stock.

Rules Governing Low-Price Stocks That May Affect Our Stockholders’ Ability to Resell Shares of Our Common Stock

We are a “penny stock” company, as our stock price is less than $5.00 per share. If we are able to obtain an exchange listing for our stock, we cannot make an assurance that we will be able to maintain a stock price greater than $5.00 per share and if the share price were to fall below such threshold, that we would not be subject to the penny stock rules.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

Common Stock

There are 100,000,000 shares of Common Stock, $0.001 par value, authorized, with 5,524,400 shares issued and outstanding. The holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. The holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

We have no Preferred Stock authorized.

Security Holders

As of December 31, 2020, the Company had 35 shareholders of record of the Company’s common stock and 5,524,400 common shares issued and outstanding, of which 5,000,000 shares were held by Mr. Kok our President and a director of the Company.

Dividends

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, any future preferred stock instruments, and any future credit arrangements may then impose.

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

Transfer Agent

The Transfer Agent for the Company is Action Stock Transfer, 2469 E. Fort Union Blvd., Ste. 214, Salt Lake City, Utah 84121

Recent Sales of Unregistered Securities

None

Reports to Stockholders

We are currently subject to the information and reporting requirements under Section 12g) of the Securities Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to send annual reports to our stockholders containing audited consolidated financial statements.

Additional Information

Copies of our annual reports on Form 10−K, quarterly reports on Form 10−Q, current reports on Form 8−K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document, in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 6.	Selected financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation .

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Exsular Financial Group, Inc. ) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Frontier Digital believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Frontier Digital’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Frontier Digital’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-K.

We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Overview

The Company was incorporated in the state of Colorado on September 19, 2011 under the name Frontier Digital Media Group, Inc. On March 20, 2013, we formed a wholly owned subsidiary company, Smile Producer, Inc., a Colorado corporation. We were a digital design and media company, which developed and maintained websites and were a provider of marketing communications services to customers in the United States. We conducted our operations primarily through Smile Producer, Inc., our wholly owned subsidiary company. In early 2018 we ceased all operations. In June 2019 the Company changed its name to Exsular Financial Group Inc.

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of December 31, 2020, we had an accumulated deficit of $126,050 and a net working capital deficit of $58,148.

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

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as there were no revenues during the period.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. As of December 31, 2020 and 2019, no allowance for doubtful accounts was deemed necessary.

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

Results of Operations for the Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

Operating expenses, including professional fees and general and administrative expenses, during the year ended December 31, 2020, were $45,313 compared to $7,730 during year ended December 31, 2019.

The increase of $37,583 in operating expenses during the year ended December 31, 2020, compared with the same period during 2019 was attributed to the increase of professional fees of $34,175 and some $3,408 increase of administrative expenses.

During the year ended December 31, 2020, the Company incurred a net loss of $45,313, compared to a net loss of $7,730 during the year ended December 31, 2019. The $37,583 increase in net loss was primarily due to the reasons as explained above.

Liquidity and Capital Resources

As of December 31, 2020, and 20119, we had a cash balance of $0. Due to the lack of revenue, the Company’s operations are primarily funded by the Company’s CEO and major shareholder.

To the extent that the Company’s capital resources are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing and the Company does not anticipate that existing shareholders will provide any portion of the Company’s future financing requirements. Mr. Kok, the CEO and principal shareholder of the Company, would favorably entertain funding, through loans, corporate expenses for approximately 24 months. Any loans by Mr. Kok would be on an interest-free basis, documented by a promissory note and payable only upon consummation of a business combination transaction. Upon consummation of a business combination, we or the target may reimburse Mr. Kok for any such loans from funds furnished by the target. We have no written agreement with Mr. Kok to advance any further funds for future operating expense, therefore there is no assurance that such funds from Mr.Kok will be forth coming, if required.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that it would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Operating Activities

Net cash used in or generated from operating activities was $0 during the year ended December 31, 2020 and 2019.

Investing Activities

We neither generated nor used cash in investing activities during the years ended December 31, 2020 and 2019.

Financing Activities

We neither generated nor used cash in financing activities during the years ended December 31, 2020 and 2019.

During the year ended December 31, 2020 and 2019, the Company sold 0 shares of the Company’s common stock.

During the year ended December 31, 2020 and 2019, there was no increase of additional capital.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $45,313 and $7,730 for the years ended December 31, 2020 and 2019, respectively, and have a working capital deficit of $58,148 as of December 31, 2020, in addition to an accumulated deficit of $126,050, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8.	Financial Statements and Supplementary Data.

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Exsular Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exsular Financial Group, Inc. as of December 31, 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Keith K Zhen CPA
Keith K Zhen CPA

We have served as the Company’s auditor since 2020

Brooklyn, NY

March 31, 2021

F-2

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Exsular Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exsular Financial Group, Inc. as of December 31, 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We served as the Company's auditor from 2018 to 2020

Lakewood, CO

October 21, 2020

Exsular Financial Group, Inc. (Frontier Digital Media Group, Inc.)

Consolidated Balance Sheets

As of December 31, 2020, and 2019

	2020	2019
Assets
Current assets
Cash and cash equivalents	$-	$-
Prepaid expenses	-	-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$1,275	$-
Due to related parties	56,873	12,835
Current liabilities	58,148	12,835

Total liabilities	58,148	12,835

Commitments and contingencies	-	-

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,524,400 shares issued and outstanding as of December 31, 2020 and 2019, respectively	5,524	5,524
Additional paid-in capital	62,378	62,378
Accumulated deficit	(126,050)	(80,737)
Total Stockholders’ Deficit	(58,148)	(12,835)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these audited financial statements

Exsular Financial Group, Inc. (formerly Frontier Digital Media Group, Inc.)

Consolidated Statements of Operations

For the fiscal years ended December 31, 2020 and 2019

	2020	2019
Revenues
Revenue	$-	$-
Revenue, related parties	-	-
Total revenues	-	-

Operating expenses
Cost of sales	-	-
Professional fees	40,175	6,000
General and administrative	5,138	1,730
Total operating expenses	45,313	7,730

Loss from continuing operations	(45,313)	(7,730)

Provision for income taxes	-	-

Net loss	$(45,313)	$(7,730)

Net Loss per common share
Basic and diluted	$(0.01)	$(0.00)*

Weighted average shares outstanding
Basic and diluted	5,524,400	5,524,400

*denotes net loss per common share of less than $0.01 per share.

The accompanying notes are an integral part of these audited financial statements

Exsular Financial Group, Inc. (formerly Frontier Digital Media Group, Inc.)

Consolidated Statements of Changes in Stockholders’ Deficit

For the fiscal years ended December 31, 2020 and 2019

	Common Stock, $0.001 par value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2019	5,524,400	$5,524	$62,378	$(73,007)	$(5,106)

Contributed capital - related party	-	-	-	-	-
Net loss for the year				(7,730)	(7,730)

Balance at December 31, 2019	5,524,400	5,524	62,378	(80,737)	(12,835)

Net loss for the year	-	-	-	(45,313)	(45,313)

Balance at December 31, 2020	5,524,400	$5,524	$62,378	$(126,050)	$(58,148)

The accompanying notes are an integral part of these audited financial statements

Exsular Financial Group, Inc. (formerly Frontier Digital Media Group, Inc.)

Consolidated Statements of Cash Flows

For the fiscal years ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities:
Net loss	$(45,313)	$(7,730)
Changes in operating assets and liabilities:
Prepaid expenses	-	3,000
Accounts payable and accrued liabilities	1,275
Accrued liabilities, related party	44,038	4,730
Net cash used in operating activities	-	-
Net cash used in operating activities-discontinued operation	-	-
Net cash used in operating activities	-	-
Cash flows from investing activities:	-	-
Net cash provided by (used in) investing activities	-	-
Cash flows from financing activities:
Proceeds (repayment) from/to notes payable, related party	-	-
Repayment of notes payable, related party	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements

Exsular Financial Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Note 1. Description of Business

Exsular Financial Group, Inc. was incorporated in the State of Colorado on September 19, 2011 (“Inception”). On March 20, 2013, Exsular Financial Group, Inc. incorporated a wholly owned, Colorado registered subsidiary company, Smile Producer, Inc. (collectively “Frontier”, the “Company”, “we”, “us” or “our”).

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

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $45,313 and $7,730 for the years ended December 31, 2020 and 2019, respectively, and have a working capital deficit of $58,148 as of December 31, 2020, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

The Company adopted ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.

The three levels are defined as follows:

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

The Company’s balance sheet includes certain financial instruments, primarily, debt, etc. The carrying amounts of current assets and current liabilities approximate their fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. As of December 31, 2020 and 2019, no allowance for doubtful accounts was deemed necessary.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during the twelve months ended December 31, 2020 or 2019.

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

No stock-based compensation was issued or outstanding during the years ended December 31, 2020 and 2019.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2020 or 2019.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), Codification Improvements – Share-Based Consideration Payable to a Customer. The amendments in this Update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this Update are effective for (1) public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and (2) other than public business entities in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this on its consolidated financial statements.

Note 4. Due to a Related Party

The Company did not have a bank account. The major shareholder of the Company funded the Company’s operations. In 2020 and 2019, the major shareholder paid $44,038 and $4,730, respectively. As of December 31, 2020 and 2019, the balances due to the related party were $56,873 and $12,835, respectively. These advances from the major shareholder are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

Note 5. Income Taxes

The Company did not incur any federal or state income tax expense or benefit for the years ended December 31, 2020 and 2019.

The provision for income taxes differs from the amounts which would result from applying the federal statutory rate of 21% and state rate of 4.63% to the Company’s loss before income taxes as follows:

	For the years ended December 31,
	2020	2019
Computed “expected” income tax benefit	$(9,516)	$(1,623)
State income tax benefit, net of federal benefit	(2,098)	(358)
Change in valuation allowance	11,614	1,981
Provision for income taxes	$-	$-

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Tax benefit from net operating loss carry-forwards	32,307	20,693
Less: Valuation allowance	(32,307)	(20,693)
Net deferred tax assets	$-	$-

As of December 31, 2020, the Company had accumulated net operating losses of $126,050 for federal and state income tax purposes that can be carried forward and deducted against future federal taxable income. The net operating loss will be carried forward indefinitely.

As of December 31, 2020, and 2019, management recorded a full valuation allowance against the net deferred tax assets of $32,307 and $20,685, respectively, which were created as a result of the Company’s net operating losses. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company files federal and state income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2017.

Note 6. Commitments and Contingencies

Legal

We were not subject to legal proceedings during the years ended December 31, 2020 and 2019, nor is there any legal proceeding threatened or pending to the best of our knowledge and belief.

Contractual

We did not enter into any contractual obligations and commercial commitments during the years ended December 31, 2020 and 2019, other than the notes payable due to related parties discussed above in Note 4.

Discontinued Operations

The Company had been engaged in the various business since its incorporation on September 19, 2011. The Company was not successful and discontinued the majority of its operation in February 2018. Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest such claim to the fullest extent of the law. No amount has been accrued in the financial statements for this contingent liability.

Note 7. Stockholder Equity

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

As of December 31, 2020, and 2019, 5,524,400 shares of common stock were issued and outstanding, respectively.

Note 8. Subsequent Events

The Company evaluated all events that have occurred subsequent to December 31, 2020 through the date that the consolidated financial statements were issued, and no reportable subsequent event has been identified except the following:

On January 29, 2021, the Company changed its independent account. The Company engaged Keith K Zhen CPA as its new independent account. During the fiscal year ended December 31, 2019 and through the date of the board of directors’ decision, the Company did not consult Keith K Zhen CPA with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2018 and 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31 2020 and 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2020. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended November 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons of the Company

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of December 31, 2020:

Name	Age	Position	Since
Seng Yeap Kok	47	CEO, President, Secretary and Director	May 6, 2018
Chew Chye Lau	48	Treasurer and Director	May 6, 2018

Kok Seng Yeap

Mr.Kok age 47, President, CEO, Secretary and director of the Company and has over 20 years of experience in the financial industry as an expert in the financial industry, working in sectors such as Private Banking, Insurance, Pre IPO, Financial Engineering and Corporate Acquisition & Merger transactions.

Mr. Kok is a Director and Shareholder of several private and public companies in Malaysia, Singapore, Macau, Indonesia, Hong Kong and China. He also has significant marketing experience through working for multinational corporations including Great Eastern Life Assurance Berhad, Prudential Assurance Berhad, Pacific Unit Trust Berhad, and as a legal professional will writer in RockwillSdn Bhd. in 2013. He is a Life Insurance Practitioner with the qualification obtained from the Malaysia Insurance Institute. Currently, Mr. Kok has been the Managing Director of NobleCorp Asset Management Ltd. since its formation in May, 2014. NobleCorp is involved in the venture capital business principally through asset management for companies in Malaysia, China and Indonesia. Mr. Kok graduated from the Global University (GULL), USA with a Masters in Finance and Management.

Chew Chye Lau

Mr. Lau, age 48, graduated from Association of International Accountants (UK) in 1996 and further pursued Master of Business Administration course, major in Marketing and General Management. He has been exposed not only in accounting industry but also participated in other industries such as property development in Malaysia & Vietnam, project management, manufacturing & automobile, power plant operator in Malaysia, China and United Kingdom. For the past five years he has been the financial head for a group of private companies involved in property development, trading businesses and consulting firms, all in Malaysia.

Audit Committee

Frontier does not presently have an Audit Committee and the entire Board acts in such capacity for the immediate future due to the limited size of the Board. Frontier intends to increase the size of its Board in the future, at which time it may appoint an Audit Committee.

In lieu of an Audit Committee the Board is empowered to make such examinations as are necessary to monitor the corporate financial reporting and the external audits of Frontier, to provide to the Board of Directors (the “Board”) the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

Compensation Committee

Frontier does not presently have a Nominating Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. Frontier intends to increase the size of its Board in the future, at which time it may appoint a Compensation Committee.

The Compensation Committee will be authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of Frontier, including stock compensation, and bonus compensation to all employees.

Nominating Committee

Frontier does not have a Nominating Committee and the Board acts in such capacity.

Code of Conduct and Ethics

To date, we have not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer because the Company has no meaningful operations. The Company does not believe that a formal written code of ethics is necessary at this time. We expect that the Company will adopt a code of ethics if and when the Company successfully completes a business combination that results in the acquisition of an on-going business and thereby commences operations.

Indemnification of Executive Officers and Directors

Our articles provide to the fullest extent permitted by Colorado Law, wherein our directors or officers shall not be personally liable to the Company or our stockholders for damages for breach of such directors or officers fiduciary duty. The effect of this provision of our articles is to eliminate our rights and the rights of our stockholders (through stockholders’ derivative suits on behalf of the Company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our articles are necessary to attract and retain qualified persons as directors and officers.

Colorado corporate law provides that a corporation may indemnify a director, officer, employee or agent made a party to an action by reason of that fact that he was a director, officer employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred by him in connection with such action if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the corporation and with respect to any criminal action, had no reasonable cause to believe his conduct was unlawful.

Conflicts of Interest - General

Our directors and officers are, or may become, in their individual capacities, an officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While our officers and directors of our business are engaged in business activities outside of our business, they devote to our business such time as they believe to be necessary.

Conflicts of Interest- Corporate Opportunities

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

Item 11.	Executive Compensation

During the three years ended December 31, 2020, 2019 and 2018, no salaries were paid to any officers or directors.

Executive compensation during the years ended December 31, 2020, 2019 and 2018 was as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Seng Yeap Kok	2020	-	-	-	-	-	-	-	-
Chief	2019	-	-	-	-	-	-	-	-
Executive Officer(1)	2018	-	-	-	-	-	-	-	-

Chew Chye	2020
Lau(1)	2019	-	-	-	-	-	-	-	-
Treasurer	2018	-	-	-	-	-	-	-	-

(1) On May 6, 2018, Mr. Seng Yeap Kok and Mr. Chew Chye Lau were appointed as President and Treasurer, respectively.

Employment Agreement

We do not have any employment agreements with our officers.

Stock Option Plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director’s Compensation

At present we do not pay our directors for attending meetings of our Board of Directors, although we expect to adopt a director compensation policy by the end of the current year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2020 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

(i)	each person who is currently a director,

(ii)	each executive officer,

(iii)	all current directors and executive officers as a group, and

(iv)	each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Beneficial Owner (1)	Number of Common Shares	Percent of Class
Seng Yeap Kok, President, Secretary and Director	5,000,000	92.5%
Chew Chye, Treasurer and Director	-0-	-0-
All executive officers, beneficial owners, and directors as a group (2)	5,000,000	92.5%

(1)	c/o Room 1105, 11/F, Hip Kwan Commercial Building, No.38 Pitt Street, Yau Ma Tei, KLN, Hong Kong

As of the date of this filing and since October 2012, there have been no issuances of any class of stock, warrants or any other security.

Item 13.	Certain Relationships and Related Transactions

Employee Benefit Plans

We have no employee benefit plans or stock option plans.

Item 14.	Principal Accountant Fees and Services.

During the fiscal years ended December 31, 2020 and 2019, all costs and fees for accounting services were paid directly by the Chief Executive Office and principal shareholder of the Company.

BF Borgers CPA PC was our independent auditor for the fiscal years ended December 31, 2020 and 2019.

The following table shows the fees paid or accrued by us for the audit and other services provided by BF Borgers CPA PC for fiscal years ended December 31, 2020 and 2019.

	2020	2019

Audit Fees (i)	$11,000	10,000
Audit-Related Fees (ii)		-
Tax Fees (iii)
All Other Fees (iv)		-
Total	$11,000	$10,000

Pre-Approval Policy

Our Board as a whole pre-approved all services provided by accountants, for any non-audit or non-audit related services and the Board must conclude that such services are compatible with their independence as our auditors.

PART IV

Item 15.	Exhibits.

EXHIBITS:

Exhibit Number	Description of Exhibits
3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
31.1*	Certification of CEO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith
(1)	These exhibits have been previously filed with Registrant’s Form 10 Registration Statement filed October 21, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31 of March, 2021.

EXSULAR FINANCIAL GROUP INC.

By:	/s/ Seng Yeap Kok
Seng Yeap Kok, CEO and President
(Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Seng Yeap Kok	Dated: March 31, 2021
Seng Yeap Kok
CEO and President (Principal Executive Officer) and Director

/s/ Chew Chye	Dated: March 31, 2021
Chew Chye
Treasurer (Principal Financial and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
31.1*	Certification of CEO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith
(1)	These exhibits have been previously filed with Registrant’s Form 10 Registration Statement filed October 21, 2020

