Form 10-K/A
period 2020-12-31
Exsular Financial Group Inc.
filed 2021-04-01
CIK 1643542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

There were 5,524,400 shares of issuer’s Common Stock outstanding as of March 2, 2021

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2020 of Exsular Financial Group Inc. (the “Company”) filed with the Securities and Exchange Commission on March 31, 2021 (the “Form 10-K”) is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st of April, 2021.

EXSULAR FINANCIAL GROUP INC.

By:	/s/ Seng Yeap Kok
Seng Yeap Kok, CEO and President
(Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Seng Yeap Kok	Dated: April 1, 2021
Seng Yeap Kok
CEO and President (Principal Executive Officer) and Director

/s/ Chew Chye	Dated: April 1, 2021
Chew Chye
Treasurer (Principal Financial and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
31.1*	Certification of CEO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith
(1)	These exhibits have been previously filed with Registrant’s Form 10 Registration Statement filed October 21, 2020