Form 10-Q
period 2021-03-31
Exsular Financial Group Inc.
filed 2021-05-21
CIK 1643542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-205571

EXSULAR FINANCIAL GROUP INC.

(Exact name of the small business issuer as specified in its charter)

Colorado	46-2276094
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1105, 11/F, Hip Kwan Commercial Building, No. 38 Pitt Street

Yau Ma Tei, KLN, Hong Kong

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

There were 5,524,400 shares of issuer’s Common Stock outstanding as of May 20, 2021.

TABLE OF CONTENTS

Page No.
PART I.

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets as of March 31, 2021 (Unaudited), and December 31, 2020	5

Condensed Consolidated Statements of Operations for the three months Ended March 31, 2021, and 2020 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three months Ended March 31, 2021, and 2020 (Unaudited)	7

Condensed Consolidated Statements of Changes of Shareholders’ Equity (Deficit) for three months Ended March 31, 2021 (Unaudited) and March 31, 2020 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risks.	14

Item 4. Controls and Procedures	14

PART II.

Item 1. Legal Proceedings.	15

Item 1A. Risk Factors.	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3. Defaults Upon Senior Securities.	15

Item 4. Mine Safety Disclosures.	15

Item 5. Other Information.	15

Item 6. Exhibits.	15

SIGNATURES	16

EXHIBIT INDEX	17

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

EXSULAR FINANCIAL GROUP INC.

Index to Consolidated Financial Statements

Pages

Condensed Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and December 31, 2020	5

Condensed Consolidated Statements of Operations for the three months Ended March 31, 2021 (Unaudited) and March 31, 2020 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three months Ended March 31, 2021 (Unaudited) and March 31, 2020 (Unaudited)	7

Condensed Consolidated Statements of Changes of Shareholders’ Equity (Deficit) for three months Ended March 31, 2021 (Unaudited) and March 31, 2020 (Unaudited)	8

Notes to the Condensed Consolidated Financial Statements	9

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Exsular Financial Group, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$-	$-
Prepaid Expenses	-	-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	-
Accrued liabilities	2,900	1,275
Notes payable, related parties	70,486	56,873
Current liabilities	73,386	58,148
Total liabilities	73,386	58,148

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,524,400 shares issued and outstanding as of March 31, 2021, and December 31, 2020	5,524	5,524
Additional paid-in capital	62,378	62,378
Accumulated deficit	(141,288)	(126,050)
Total Stockholders’ Deficit	(73,386)	(58,148)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2021		2020
Revenues
Revenue	$-		$-
Total revenues	-		-
Expenses:
Professional fees	13,800		4,225
general and administrative	1,438		1,286
Total operating expenses	15,238		5,511

Provision for income taxes	-		-

Net loss	$(15,238)		$(5,511)

Net Loss per common share
Basic and diluted	$(0.00	)*	$(0.00	)*

Weighted average shares outstanding
Basic and diluted	5,524,400		5,524,400

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(15,238)	$(5,511)
Changes in operating assets and liabilities:
Accrued liabilities	1,625	1,225
Due to related party	13,613	4,286
Net cash used in operating activities	-	-

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from the sale of common stock	-	-
Payment to notes payable, related party	-	-
Contributions to additional paid-in capital	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc.

Condensed Consolidated Statements of Changes of Shareholders’ Equity (Deficit)

(Unaudited)

	Common		Additional
	Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balance, December 31, 2020	5,524,400	5,524	62,378	(126,050)	(58,148)

Net loss and comprehensive loss	–	-	-	(15,238)	(15,238)

Balance, March 31, 2021	5,524,400	5,524	62,378	(141,288)	(73,386)

Balance, December 31, 2019	5,524,400	5,524	62,378	(80,737)	(12,835)

Net loss and comprehensive loss	–	-	-	(5,511)	(5,511)

Balance, March 31, 2020	5,524,400	5,524	62,378	(86,248)	(18,346)

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed consolidated financial statements not misleading have been included. The balance sheet at December 31, 2019, has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the same report (10-K) for the year ended December 31, 2020. The results of operations for the three ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company and Smile Producer, Inc., its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders’ deficit of $73,386 with an accumulated deficit of $141,288. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and also in the notes to the annual consolidated financial statements for the year ended December 31, 2020. There were no material changes to our significant accounting policies during the interim period ended March 31, 2021.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-01 to clarify the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815. With respect to the interactions between ASC 321 and ASC 323, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when applying the measurement alternative in ASC 321, immediately before applying or upon discontinuing the equity method of accounting. With respect to forward contracts or purchased options to purchase securities, the amendments clarify that when applying the guidance in ASC 815-10-15-141(a), an entity should not consider whether upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in ASC 323 or the fair value option in accordance with ASC 825. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period. The adoption of this standard did not have a material impact on the Company’s financial statements.

Management believes that other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission do not have a material impact on the Company’s present or near future financial statements.

Note 4 — Due to a Related Party

The Company does not have cash resource or bank account. The Company’s major shareholder pays the expenses for the company’s operations. For the three months ended March 31, 2021 and 2020, the major shareholder paid expense of $13,613 and $4,286, respectively. As of March 31, 2021 and December 31, 2020, the balances due to the major shareholder were $70,486 and 56,873, respectively. These advances from the major shareholder are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

Note 5 — Stockholder Equity

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001 per share. All shares of the Company’s common stock have equal rights and privileges with respect to voting, liquidation, and dividend rights. Each share of Common Stock entitles the holder thereof to:

a)	One non-cumulative vote for each share held of record on all matters submitted to a vote of the stockholders;

b)	To participate equally and to receive any and all such dividends as may be declared by the Board of Directors out of funds legally available; therefore, and

c)	To participate pro rata in any distribution of assets available for distribution upon liquidation.

Stockholders have no pre-emptive rights to acquire additional shares of common stock or any other securities. Common shares are not subject to redemption and carry no subscription or conversion rights. All outstanding shares of common stock are fully paid and non-assessable.

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. During the nine months ended September 30, 2017 and 2016, the Company sold 403,400 and 59,000 shares, respectively, at $0.05 per share for gross proceeds of $20,170 and $2,950, respectively. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales.

As of June 30, 2017, 480,400 shares of common stock have been sold pursuant to the S-1 Registration Statement at $0.05 per share for total gross proceeds of $24,020. There can be no assurances that additional shares of common stock will be sold on the S-1 offering or that a trading market will develop for the shares.

As of March 31, 2021 and December 31, 2020, 5,524,400 shares of common stock were issued and outstanding.

Note 6 — Subsequent Events

The Company has evaluated subsequent events through the date of the filing of these interim financial statements. Based on this evaluation, the Company did not identify any significant subsequent events that would be reportable.

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

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a “going concern” opinion on the consolidated financial statements for the year ended December 31, 2020. As of March 31, 2021, we had an accumulated deficit of $141,288 and a net working capital deficit of $73,386.

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

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. As of March 31, 2021, and December 31, 2020, no allowance for doubtful accounts was deemed necessary.

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

Results of Operations for the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

During the three months ended March 31, 2021, we generated revenues of $0, the same as during the three months ended March 31, 2020, as the Company ceased its operations of its subsidiary Smile Producer Inc.

Operating expenses, including general and administrative expenses, during the three months ended March 31, 2021 were $15,238, compared to $5,511 during the three months ended March 31, 2020.

The increase of $9,727 in operating expenses during the three months ended March 31, 2021, compared with the same period during 2020 was primarily due to the increase of professional services for the SEC filing.

During the three months ended March 31, 2021, the Company incurred net loss of 15,238, compared to net loss of $5,511 during the three months ended March 31, 2020. The increase in the net loss of $9,727 for the three months ended March 31, 2021, was due to the increase of professional services for the SEC filings.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, we had a cash balance of $0. As we explained earlier, the Company does not keep a bank account and the major shareholder funds the Company’s operations.

Operating Activities

Net cash used in operating activities was $0 during the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2021, the major shareholder paid $13,613 for the Company’s operations, compared to the same period during 2020; the major shareholder paid $4,286. The increase of $9,327 was due to the increase of the activities in SEC filing preparations.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2021 and 2020.

Financing Activities

We neither generated nor used cash in financing activities during the three months ended March 31, 2021 and 2020.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders deficit of $73,386 with an accumulated deficit of $141,288. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2021 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXSULAR FINANCIAL GROUP INC.

Date: May 21, 2021	/s/ Seng Yeap Kok
Seng Yeap Kok, President and CEO (Principal Executive Officer)

Date: May 21, 2021	/s/ Chew Chye Lau
Chew Chye Lau, CFO (Chief Financial Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

