Form 10-Q
period 2021-06-30
Exsular Financial Group Inc.
filed 2021-08-16
CIK 1643542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

There were 5,524,400 shares of issuer’s Common Stock outstanding as of June 30, 2021.

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

3

PART I.

Item 1. Financial Statements.

Pursuant to “Chapter 17 CFR, Section 210.3-11-Financial Statements of an Inactive Registrant” (“Section 210.3-11”), This Quarterly Filing Of The Financial Statements of the Company Were Not Reviewed by the Company’s Independent Auditors

EXCSULAR FINANCIAL GROUP INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Exsular Financial Group, Inc.

Consolidated Balance Sheets

As of June 30, 2021, and December 31, 2020

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$-	$-
Prepaid Expenses	-	-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	-
Accrued liabilities	-	1,275
Notes payable, related parties	77,417	56,873
Current liabilities	77,417	58,148
Total liabilities	77,417	58,148

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,524,400 shares issued and outstanding as of June 30, 2021, and December 31, 2020	5,524	5,524
Additional paid-in capital	62,378	62,378
Accumulated deficit	(145,319)	(126,050)
Total Stockholders’ Deficit	(77,417)	(58,148)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to unaudited consolidated financial statements

Exsular Financial Group, Inc.

Consolidated Statements of Operations

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

	For the three months ended June 30,				For the six months ended June 30,
	2021		2020		2021		2020
Revenues
Revenue	$-		$-		$-		$-
Total revenues	-		-		-		-
Expenses:
Professional fees	2,775		13,000		16,575		17,225
general and administrative	1,256		1,303		2,694		2,589
Total operating expenses	4,031		14,303		19,269		19,814

Provision for income taxes	–		–		–		–

Net loss	$(4,031)		$(14,303)		$(19,269)		$(19,814)

Net Loss per common share
Basic and diluted	$(0.00	)*	$(0.00	)*	$(0.00	)*	$(0.00	)*

Weighted average shares outstanding
Basic and diluted	5,524,400		5,524,400		5,524,400		5,524,400

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited consolidated financial statements

Exsular Financial Group, Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2021 and 2020

(Unaudited)

For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(19,269)	$(19,814)
Changes in operating assets and liabilities:
Accounts and other receivables	-	-
Accounts payable	-	-
Accrued liabilities	(1,275)	4,225
Due to related party	20,544	15,589
Net cash used in operating activities	-	-

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from the sale of common stock	-	-
Payment to notes payable, related party	-	-
Contributions to additional paid-in capital	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

See accompanying notes to unaudited consolidated financial statements

Exsular Financial Group, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

	Common		Additional
	Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balance, December 31,2020	5,524,400	5,524	62,378	(126,050)	(58,148)

Net loss	–	-	-	(19,269)	(19,269)

Balance, June 30,2021	5,524,400	5,524	62,378	(145,319)	(77,417)

Balance, April 1, 2021	5,524,400	5,524	62,378	(141,288)	(73,386)

Net loss	–	-	-	(4,031)	(4,031)

Balance, June 30, 2021	5,524,400	5,524	62,378	(145,319)	(77,417)

Balance, December 31,2019	5,524,400	5,524	62,378	(80,737)	(12,835)

Net loss	–	-	-	(19,814)	(19,814)

Balance, June 30, 2020	5,524,400	5,524	62,378	(100,551)	(32,649)

Balance, April 1, 2020	5,524,400	5,524	62,378	(86,248)	(18,346)

Net loss	–	-	-	(14,303)	(14,303)

Balance, June 30, 2020	5,524,400	5,524	62,378	(100,551)	(32,649)

See accompanying notes to unaudited consolidated financial statements

Exsular Financial Group, Inc.

Notes to the Unaudited Consolidated Financial Statements

Note 1 — Description of Business

Exsular Financial Group, Inc. (the “Company”) was incorporated in the state of Colorado on September 19, 2011. On March 20, 2013, we formed a wholly owned subsidiary company, Smile Producer, Inc., a Colorado corporation.

The Company had been engaged in the various business since its incorporation. The Company was not successful and discontinued the majority of its operation in February 2018. The Company is currently a public shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders deficit of $77,417 with an accumulated deficit of $145,319. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and also in the notes to the annual consolidated financial statements for the year ended December 31, 2020. There were no material changes to our significant accounting policies during the interim period ended June 30, 2021.

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the consolidated financial statements not misleading have been included. The balance sheet at December 31, 2020, has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the same report (Form 10-K) for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year.

The unaudited consolidated financial statements include the accounts of the Company and Smile Producer, Inc., its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

Note 4 — Related Party Transactions

The Company does not have cash reserve or bank account. The Company’s major shareholder pays the expenses for the company’s operations. For the three and six months ended June 30, 2021, the major shareholder paid $6,931 and $20,544, respectively; and for the three and six months ended June 30, 2020, the major shareholder paid $11,302 and $15,589, respectively. As of June 30, 2021 and December 31, 2020, the balances due to the major shareholder were $77,417 and 56,873, respectively.

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

As of June 30, 2021, and December 31, 2020, 5,524,400 shares of common stock were issued and outstanding.

Note 6 — Subsequent Events

The Company has evaluated subsequent events through the date of the filing of this interim financial statement. Based on this evaluation, the Company did not identify any significant subsequent events that would be reportable.

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

The Company is currently a public shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a “going concern” opinion on the consolidated financial statements for the year ended December 31, 2020. As of June30, 2021, we had an accumulated deficit of $145,319 and a net working capital deficit of $77,417.

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

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. As of June 30, 2021, and December 31, 2020, no allowance for doubtful accounts was deemed necessary.

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

Results of Operations for the Three and Six Months Ended June 30, 2021 compared to the Three and Six Months Ended June 30, 2020

During the three and six months ended June 30, 2021, we generated revenues of $0, the same as during the three and six months ended June 30, 2020, as the Company ceased its operations of its subsidiary Smile Producer Inc. in 2018.

Operating expenses, including general and administrative expenses, during the three and six months ended June 30, 2021, were $4,031 and $19,269, respectively, compared to $14,303 and $19,814 during the three and six months ended June 30, 2020, respectively.

The decrease of $10,202 in operating expenses during the three months ended June 30, 2021, compared with the same period during 2020 was primarily due to the timing of professional services incurred for the SEC filing. The decrease of $545 in operating expenses during the six months ended June 30, 2021, compared with the same period during 2020 was normal.

During the three and six months ended June 30, 2021, the Company incurred net losses of 4,031 and $19,269, respectively, compared to net losses of $14,303 and $19,814 during the three and six months ended June 30, 2020, respectively. The decrease in the net loss of $10,202 for the three months ended June 30, 2021, was due to the timing of professional services incurred during the three months ended June 30, 2021. The decrease in the net loss of $545 for the six months ended June 30, 2021, was not material showing similar expenses with prior period.

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, we had a cash balance of $0. As we explained earlier, the Company does not keep a bank account and the major shareholder funds the Company’s operations.

Operating Activities

Net cash used in operating activities was $0 during the six months ended June 30, 2021 and 2020. During the six months ended June 30, 2021, the major shareholder paid $20,544 for the Company’s operations, compared to the same period during 2020, the major shareholder paid $15,589. The increase of $4,955 was due to the reason that partial of the payments was for the activities in prior period.

Investing Activities

We neither generated nor used cash in investing activities during the six months ended June 30, 2021 and 2020.

Financing Activities

We neither generated nor used cash in financing activities during the six months ended June 30, 2021 and 2020.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders deficit of $77,417 with an accumulated deficit of $145,319. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2021 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXSULAR FINANCIAL GROUP INC.

Date: August 16, 2021	/s/ Seng Yeap Kok
Seng Yeap Kok, President and CEO (Principal Executive Officer)

Date: August 16, 2021	/s/ Chew Chye Lau
Chew Chye Lau, CFO (Chief Financial Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

