Form 10-Q
period 2021-09-30
Exsular Financial Group Inc.
filed 2021-11-12
CIK 1643542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Room 1105, , 11/F Hip Kwan Commercial Building, No. 38 Pitt Street

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

There were 5,524,400 shares of issuer’s Common Stock outstanding as of September, 2021.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Exsular Financial Group, Inc.

Consolidated Balance Sheets

As of September 30, 2021, and December 31, 2020

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$-	$-
Prepaid Expenses	-	-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	-
Accrued liabilities	-	1,275
Notes payable, related parties	82,442	56,873
Current liabilities	82,442	58,148
Total liabilities	82,442	58,148

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,524,400 shares issued and outstanding as of September 30, 2021, and December 31, 2020	5,524	5,524
Additional paid-in capital	62,378	62,378
Accumulated deficit	(180,344)	(126,050)
Total Stockholders’ Deficit	(82,442)	(58,148)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to unaudited consolidated financial statements

Exsular Financial Group, Inc.

Consolidated Statements of Operations

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

	For the three months ended September 30,				For the nine months ended September 30,
	2021		2020		2021		2020
Revenues
Revenue	$-		$-		$-		$-
Total revenues	-		-		-		-
Expenses:
Professional fees	2,775		13,400		19,350		30,625
general and administrative	2,250		1,286		4,944		3,875
Total operating expenses	5,025		14,686		24,294		34,500

Provision for income taxes	–		–		–		–

Net loss	$(5,026)		$(14,686)		$(24,294)		$(34,500)

Net Loss per common share
Basic and diluted	$(0.00	)*	$(0.00	)*	$(0.00	)*	$(0.01	)*

Weighted average shares outstanding
Basic and diluted	5,524,400		5,524,400		5,524,400		5,524,400

*	denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited consolidated financial statements

Exsular Financial Group, Inc.

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020

(Unaudited)

For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(24,294)	$(34,500)
Changes in operating assets and liabilities:
Accounts and other receivables	-	-
Accounts payable	-	-
Accrued liabilities	(1,275)	7,400
Due to related party	25,569	27,100
Net cash used in operating activities	-	-

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from the sale of common stock	-	-
Payment to notes payable, related party	-	-
Contributions to additional paid-in capital	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

See accompanying notes to unaudited consolidated financial statements

Exsular Financial Group, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

	Common		Additional
	Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balance, December 31,2020	5,524,400	5,524	62,378	(126,050)	(58,148)

Net loss	–	-	-	(24,294)	(24,294)

Balance, September 30,2021	5,524,400	5,524	62,378	(150,344)	(82,442)

Balance, July 1, 2021	5,524,400	5,524	62,378	(145,319)	(77,416)

Net loss	–	-	-	(5,025)	(5,026)

Balance, September 30, 2021	5,524,400	5,524	62,378	(150,344)	(82,442)

Balance, December 31,2019	5,524,400	5,524	62,378	(80,737)	(12,835)

Net loss	–	-	-	(34,500)	(34,500)

Balance, September 30, 2020	5,524,400	5,524	62,378	(115,237)	(47,335)

Balance, July 1, 2020	5,524,400	5,524	62,378	(100,551)	(32,649)

Net loss	–	-	-	(14,686)	(14,686)

Balance, September 30, 2020	5,524,400	5,524	62,378	(115,237)	(47,335)

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

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders deficit of $82,442 with an accumulated deficit of $180,344. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and also in the notes to the annual consolidated financial statements for the year ended December 31, 2020. There were no material changes to our significant accounting policies during the interim period ended September 30, 2021.

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

The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the same report (Form 10-K) for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year.

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

Note 4 — Related Party Transactions

The Company does not have cash reserve or bank account. The Company’s major shareholder pays the expenses for the company’s operations. For the three and nine months ended September 30, 2021, the major shareholder paid $5,025 and $25,569, respectively; and for the three and nine months ended September 30, 2020, the major shareholder paid $11,511 and $27,100, respectively. As of September 30, 2021 and December 31, 2020, the balances due to the major shareholder were $82,442 and 56,873, respectively. These advances from the major shareholder are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

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

In 2015, the Company filed an S-1 Registration Statement to register 1,000,000 shares of the Company’s common stock to be sold to the public at the price of $0.05 per share for a total of $50,000. The Registration Statement became effective on December 30, 2015. During the nine months ended September30, 2017 and 2016, the Company sold 403,400 and 59,000 shares, respectively, at $0.05 per share for gross proceeds of $20,170 and $2,950, respectively. The shares were sold by the officers and Directors of the Company and no broker commissions were paid as a result of the sales.

As of September 30, 2017, 480,400 shares of common stock have been sold pursuant to the S-1 Registration Statement at $0.05 per share for total gross proceeds of $24,020. There can be no assurances that additional shares of common stock will be sold on the S-1 offering or that a trading market will develop for the shares.

As of September 30, 2021, and December 31, 2020, 5,524,400 shares of common stock were issued and outstanding.

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

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a “going concern” opinion on the consolidated financial statements for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $150,344 and a net working capital deficit of $82,442.

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

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. As of September 30, 2021, and December 31, 2020, no allowance for doubtful accounts was deemed necessary.

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

Results of Operations for the Three and Nine Months Ended September 30, 2021 compared to the Three and Nine Months Ended September 30, 2020

During the three and nine months ended September 30, 2021, we generated revenues of $0, the same as during the three and nine months ended September 30, 2020, as the Company ceased its operations of its subsidiary Smile Producer Inc. in 2018.

Operating expenses, including general and administrative expenses, during the three and nine months ended September 30, 2021, were $5,025 and $24,294, respectively, compared to $14,686 and $34,500 during the three and nine months ended September 30, 2020, respectively.

The decrease of $9,660 in operating expenses during the three months ended September 30, 2021, compared with the same period during 2020 was primarily due to the timing of professional services incurred for the SEC filing. The decrease of $10,206 in operating expenses during the nine months ended September 30, 2021, compared with the same period during 2020 was caused by the same reason.

During the three and nine months ended September 30, 2021, the Company incurred net losses of 5,026 and $24,294, respectively, compared to net losses of $14,686 and $34,500 during the three and nine months ended September 30, 2020, respectively. The decrease in the net loss of $9,660 for the three months ended September 30, 2020, was due to the timing of professional services incurred during the three months ended September30, 2021. The decrease in the net loss of $10,206 for the nine months ended September 30, 2021, was the same reason.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, we had a cash balance of $0. As we explained earlier, the Company does not keep a bank account and the major shareholder funds the Company’s operations.

Operating Activities

Net cash used in operating activities was $0 during the nine months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021, the major shareholder paid $25,569 for the Company’s operations, compared to the same period during 2020; the major shareholder paid $27,100. The decrease of $1,531 was due to the decrease of expenses.

Investing Activities

We neither generated nor used cash in investing activities during the nine months ended September 30, 2021 and 2020.

Financing Activities

We neither generated nor used cash in financing activities during the nine months ended September 30, 2021 and 2020.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders deficit of $82,442 with an accumulated deficit of $180,344. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2021 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXSULAR FINANCIAL GROUP INC.

Date: November 11, 2021	/s/ Seng Yeap Kok
Seng Yeap Kok, President and CEO (Principal Executive Officer)

Date: November 11, 2021	/s/ Chew Chye Lau
Chew Chye Lau, CFO (Chief Financial Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

