Form 10-K
period 2021-12-31
Exsular Financial Group Inc.
filed 2022-01-28
CIK 1643542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2021 the last business day of the Company’s most recently completed second fiscal quarter was $26,220 based on the last time common stock was sold.

There were 5,524,400 shares of issuer’s Common Stock outstanding as of January 4, 2022.

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

We filed our last audited financial statements for the years ended December 31, 2020 and 2019 on March 31, 2021.

Revenue

We have no revenues for the years ended December 31, 2021 and 2020. We do not anticipate recognizing any revenues in our first quarter ending March 31, 2022.

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

Preferred Stock

We have no Preferred Stock authorized.

Security Holders

As of December 31, 2021, the Company had 35 shareholders of record of the Company’s common stock and 5,524,400 common shares issued and outstanding, of which 5,000,000 shares were held by Mr. Kok our President and a director of the Company.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of December 31, 2021, we had an accumulated deficit of $155,382 and a net working capital deficit of $87,480.

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

Revenue Recognition

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, which requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

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

The Company files federal and state income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2018.

Results of Operations for the Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

Operating expenses, including professional fees and general and administrative expenses, during the year ended December 31, 2021, were $29,332 compared to $45,313 during year ended December 31, 2020.

The decrease of $15,981 in operating expenses during the year ended December 31, 2021, compared with the same period during 2020 was attributed to a decrease of professional fees of $17,050, offset by a $1,069 increase of administrative expenses.

During the year ended December 31, 2021, the Company incurred a net loss of $29,332, compared to a net loss of $45,313 during the year ended December 31, 2020. The $15,981 decrease in net loss was primarily due to the reasons as explained above.

Liquidity and Capital Resources

As of December 31, 2021, and 2020, we had a cash balance of $0. Due to the lack of revenue, the Company’s operations are primarily funded by the Company’s CEO and major shareholder.

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

Operating Activities

Net cash used in or generated from operating activities was $0 during the year ended December 31, 2021 and 2020.

Investing Activities

We neither generated nor used cash in investing activities during the years ended December 31, 2021 and 2020.

Financing Activities

We neither generated nor used cash in financing activities during the years ended December 31, 2021 and 2020.

During the year ended December 31, 2021 and 2020, the Company sold 0 shares of the Company’s common stock.

During the year ended December 31, 2021 and 2020, there was no increase of additional capital.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $29,332 and $45,313 for the years ended December 31, 2021 and 2020, respectively, and have a working capital deficit of $87,480 as of December 31, 2021, in addition to an accumulated deficit of $155,382, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Exsular Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exsular Financial Group, Inc. (the Company) as of December 31, 2021 and 2020, the related, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/S/ Keith K Zhen CPA
Keith K Zhen CPA

PCAOB ID 6673

We have served as the Company’s auditor since 2020

Brooklyn, NY

January 28, 2022

Exsular Financial Group, Inc.

Consolidated Balance Sheets

As of December 31, 2021, and 2020

	2021	2020
Assets

Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$-	$1,275
Due to a related party	87,480	56,873
Current liabilities	87,480	58,148

Total liabilities	87,480	58,148

Commitments and contingencies	-	-

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,524,400 shares issued and outstanding as of December 31, 2021 and 2020, respectively	5,524	5,524
Additional paid-in capital	62,378	62,378
Accumulated deficit	(155,382)	(126,050)
Total Stockholders’ Deficit	(87,480)	(58,148)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these audited financial statements

Exsular Financial Group, Inc.

Consolidated Statements of Operations

For the fiscal years ended December 31, 2021 and 2020

	2021	2020

Sales	$-	$-
Costs of sales	-	-
Gross profit	-	-

Operating expenses

Professional fees	23,125	40,175
General and administrative	6,207	5,138
Total operating expenses	29,332	45,313

Loss from continuing operations	(29,332)	(45,313)

Provision for income taxes	-	-

Net loss	$(29,332)	$(45,313)

Net Loss per common share
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic and diluted	5,524,400	5,524,400

The accompanying notes are an integral part of these audited financial statements

Exsular Financial Group, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the fiscal years ended December 31, 2021 and 2020

	Common Stock, $0.001 par value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	5,524,400	$5,524	$62,378	$(80,737)	$(12,835)

Net loss for the year				(45,313)	(45,313)

Balance at December 31, 2020	5,524,400	5,524	62,378	(126,050)	(58,148)

Net loss for the year	-	-	-	(29,332)	(29,332)

Balance at December 31, 2021	5,524,400	$5,524	$62,378	$(155,382)	$(87,480)

The accompanying notes are an integral part of these audited financial statements

Exsular Financial Group, Inc.

Consolidated Statements of Cash Flows

For the fiscal years ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net loss	$(29,332)	$(45,313)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,275)	1,275
Accrued liabilities, related party	30,607	44,038
Net cash used in operating activities	-	-

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements

Exsular Financial Group, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

Note 1. Description of Business

Exsular Financial Group, Inc. (the “Company”) was incorporated in the State of Colorado on September 19, 2011 (“Inception”) under the name “Frontier Digital Media Group, Inc. In June 2019, the Company changes its name to Exsular Financial Group, Inc. On March 20, 2013, the Company incorporated a wholly owned, Colorado registered subsidiary company, Smile Producer, Inc. (collectively “Exsular”, the “Company”, “we”, “us” or “our”).

The Company had been engaged in the various business since its incorporation. The Company was not successful and discontinued the majority of its operation in February 2018 and became a shell company. Beginning from March 2018, the Company plans on merging with another entity with experienced management and opportunities for growth.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $29,332 and $45,313 for the years ended December 31, 2021 and 2020, respectively, and have a working capital deficit of $87,480 as of December 31, 2021, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, which requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during the twelve months ended December 31, 2021 or 2020.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, “Research and Development.” The Company did not incur research and development expense during the twelve months ended December 31, 2021 or 2020.

Stock-Based Compensation

The Company accounts for share-based compensation awards in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”. We measure all share-based payments using the fair-value at grant date. We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period.

.

No stock-based compensation was issued during the years ended December 31, 2021 and 2020.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2021 or 2020.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since issued various amendments including ASU No. 2018-19, ASU No. 2019-04, and ASU No. 2019-05. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The new guidance will be effective for the Company for the fiscal year, and interim periods within the fiscal year, beginning January 1, 2023, though early adoption is permitted. The Company is currently reviewing this guidance to assess the potential impact on its consolidated financial statements.

Management believes that other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission do not have a material impact on the Company’s present or near future financial statements.

Note 4. Due to a Related Party

The Company did not have a bank account. The major shareholder of the Company funded the Company’s operations. In 2021 and 2020, the major shareholder paid the Company’s expense of $30,607 and $44,308, respectively. As of December 31, 2021 and 2020, the balances due to the related party were $87,480 and $56,873, respectively. These advances from the major shareholder are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

Note 5. Income Taxes

The Company did not incur any federal or state income tax expense or benefit for the years ended December 31, 2021 and 2020.

The provision for income taxes differs from the amounts which would result from applying the federal statutory rate of 21% and state rate of 4.63% to the Company’s loss before income taxes as follows:

	For the years ended December 31,
	2021	2020
Computed “expected” income tax benefit	$(6,160)	$(9,516)
State income tax benefit, net of federal benefit	(1,358)	(2,098)
Change in valuation allowance	7,518	11,614
Provision for income taxes	$-	$-

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Tax benefit from net operating loss carry-forwards	39,825	32,307
Less: Valuation allowance	(39,825)	(32,307)
Net deferred tax assets	$-	$-

As of December 31, 2021, the Company had accumulated net operating losses of $155,382 for federal and state income tax purposes that can be carried forward and deducted against future federal taxable income. The net operating loss will be carried forward indefinitely.

As of December 31, 2021, and 2020, management recorded a full valuation allowance against the net deferred tax assets of $39,825 and $32,307, respectively, which were created as a result of the Company’s net operating losses. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company files federal and state income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2018.

Note 6. Commitments and Contingencies

Legal

We were not subject to legal proceedings during the years ended December 31, 2021 and 2020, nor is there any legal proceeding threatened or pending to the best of our knowledge and belief.

Contractual

We did not enter into any contractual obligations and commercial commitments during the years ended December 31, 2021 and 2020, other than the notes payable due to a related party as discussed above in Note 4.

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

As of December 31, 2021, and 2020, 5,524,400 shares of common stock were issued and outstanding, respectively.

Note 8. Subsequent Events

The Company evaluated all events that have occurred subsequent to December 31, 2021 through the date that the consolidated financial statements were issued, and no reportable subsequent event has been identified.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of November 30, 2018 and 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31 2021 and 2020.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2021. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2021. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of December 31, 2021:

Name	Age	Position	Since
Seng Yeap Kok	48	CEO, President, Secretary and Director	May 6, 2018
Chew Chye Lau	49	Treasurer and Director	May 6, 2018

Kok Seng Yeap

Mr.Kok age 48, President, CEO, Secretary and director of the Company and has over 20 years of experience in the financial industry as an expert in the financial industry, working in sectors such as Private Banking, Insurance, Pre IPO, Financial Engineering and Corporate Acquisition & Merger transactions.

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

Chew Chye Lau

Mr. Lau, age 49, graduated from Association of International Accountants (UK) in 1996 and further pursued Master of Business Administration course, major in Marketing and General Management. He has been exposed not only in accounting industry but also participated in other industries such as property development in Malaysia & Vietnam, project management, manufacturing & automobile, power plant operator in Malaysia, China and United Kingdom. For the past five years he has been the financial head for a group of private companies involved in property development, trading businesses and consulting firms, all in Malaysia.

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

Item 11. Executive Compensation

During the three years ended December 31, 2021, 2020 and 2019, no salaries were paid to any officers or directors.

Executive compensation during the years ended December 31, 2021, 2020 and 2019 was as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Seng Yeap Kok	2021	-	-	-	-	-	-	-	-
Chief	2020	-	-	-	-	-	-	-	-
Executive Officer(1)	2019	-	-	-	-	-	-	-	-

Chew Chye	2021
Lau(1)	2020	-	-	-	-	-	-	-	-
Treasurer	2019	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2021 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

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

Item 14. Principal Accountant Fees and Services.

During the fiscal years ended December 31, 2021 and 2020, all costs and fees for accounting services were paid directly by the Chief Executive Office and principal shareholder of the Company.

Keith K. Zhen CPA was our independent auditor for the fiscal years ended December 31, 2021 and 2020.

The following table shows the fees paid or accrued by us for the audit and other services provided by Keith K. Zhen CPA PC for fiscal years ended December 31, 2021 and 2020.

	2021	2020

Audit Fees (i)	$9,500	11,000
Audit-Related Fees (ii)		-
Tax Fees (iii)
All Other Fees (iv)		-
Total	$9,500	$11,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th of January, 2022.

EXSULAR FINANCIAL GROUP INC.

By:	/s/ Seng Yeap Kok
Seng Yeap Kok, CEO and President
(Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Seng Yeap Kok	Dated: January 28, 2022
Seng Yeap Kok
CEO and President (Principal Executive Officer) and Director

/s/ Chew Chye	Dated: January 28, 2022
Chew Chye
Treasurer (Principal Financial and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
31.1*	Certification of CEO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith
(1)	These exhibits have been previously filed with Registrant’s Form 10 Registration Statement filed October 21, 2020

