Form 10-Q
period 2022-03-31
Exsular Financial Group Inc.
filed 2022-05-13
CIK 1643542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

There were 5,524,400 shares of issuer’s Common Stock outstanding as of May 13, 2022.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Exsular Financial Group, Inc.

Condensed Consolidated Balance Sheets

As of March 31, 2022, and December 31, 2021

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$-	$-
Prepaid Expenses	-	-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	-
Accrued liabilities	900	-
Notes payable, related parties	95,486	87,480
Current liabilities	96,386	87,480
Total liabilities	96,386	87,480

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,524,400 shares issued and outstanding as of March 31, 2022, and December 31, 2021	5,524	5,524
Additional paid-in capital	62,378	62,378
Accumulated deficit	(164,288)	(155,382)
Total Stockholders’ Deficit	(96,386)	(87,480)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2022 and 2021

(Unaudited)

	For the three months ended March 31,
	2022		2021
Revenues
Revenue	$-		$-
Total revenues	-		-
Expenses:
Professional fees	8,400		13,800
general and administrative	506		1,438
Total operating expenses	8,906		15,238

Provision for income taxes	–		–

Net loss	$(8,906)		$(15,238)

Net Loss per common share
Basic and diluted	$(0.00	)*	$(0.00	)*

Weighted average shares outstanding
Basic and diluted	5,524,400		5,524,400

*	denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2022 and 2021

(Unaudited)

For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,906)	$(15,238)
Changes in operating assets and liabilities:
Accounts and other receivables	-	-
Accounts payable	-	-
Accrued liabilities	900	1,625
Due to related party	8,006	13,613
Net cash used in operating activities	-	-

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from the sale of common stock	-	-
Payment to notes payable, related party	-	-
Contributions to additional paid-in capital	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

For the three ended March 31, 2022 and 2021

(Unaudited)

	Common		Additional
	Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balance, December 31,2021	5,524,400	5,524	62,378	(155,382)	(87,480)

Net loss and comprehensive loss	–	-	-	(8,906)	(8,906)

Balance, March 31, 2022	5,524,400	5,524	62,378	(164,288)	(96,386)

Balance, December 31, 2020	5,524,400	5,524	62,378	(126,050)	(58,148)

Net loss and comprehensive loss	–	-	-	(15,238)	(15,238)

Balance, March 31, 2021	5,524,400	5,524	62,378	(141,288)	(73,386)

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2021

Note 1 — Description of Business

Exsular Financial Group, Inc. (the “Company”) was incorporated in the state of Colorado on September 19, 2011. On March 20, 2013, we formed a wholly owned subsidiary company, Smile Producer, Inc., a Colorado corporation.

The Company had been engaged in the various businesses since its incorporation. The Company was not successful and discontinued the majority of its operation in February 2018. The Company is currently a public shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders deficit of $96,386 with an accumulated deficit of $164,288. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and also in the notes to the annual consolidated financial statements for the year ended December 31, 2021. There were no material changes to our significant accounting policies during the interim period ended March 31, 2022.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of December 31, 2021, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its financial statements and related disclosures when adopted.

Management believes that other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission do not have a material impact on the Company’s present or near future financial statements.

Note 4 — Due to a Related Party

The Company does not have cash resource or bank account. The Company’s major shareholder pays the expenses for the company’s operations. For the three months ended March 31, 2022 and 2023, the major shareholder paid expense of $8,006 and $13,613, respectively. As of March 31, 2022 and December 31, 2021, the balances due to the major shareholder were $95,486 and $87,480, respectively. These advances from the major shareholder are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

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

As of March 31, 2022 and December 31, 2021, 5,524,400 shares of common stock were issued and outstanding, respectively.

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

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a “going concern” opinion on the consolidated financial statements for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $164,288 and a net working capital deficit of $96,386.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. As of March 31, 2022, and December 31, 2021, no allowance for doubtful accounts was deemed necessary.

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

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, “Interim Reporting.” The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Results of Operations for the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

During the three months ended March 31, 2022, we generated revenues of $0, the same as during the three months ended March 31, 2021, as the Company ceased its operations of its subsidiary Smile Producer Inc.

Operating expenses, including general and administrative expenses, during the three months ended March 31, 2022 were $8,906, compared to $15,238 during the three months ended March 31, 2021.

The decrease of $6,332 in operating expenses during the three months ended March 31, 2022, compared with the same period during 2021 was primarily due to the decrease of professional services for the SEC filing.

During the three months ended March 31, 2022, the Company incurred net loss of $8,906, compared to net loss of $15,238 during the three months ended March 31, 2021. The decrease in the net loss of $6,332 for the three months ended March 31, 2021, was due to the decrease of professional services for the SEC filings.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had a cash balance of $0. As we explained earlier, the Company does not keep a bank account and the major shareholder funds the Company’s operations.

Operating Activities

Net cash used in operating activities was $0 during the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022, the major shareholder paid $8,006 for the Company’s operations, compared to the same period during 2021; the major shareholder paid $13,613. The decrease of $5,607 was due to the decrease of the activities in SEC filing preparations.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2022 and 2021.

Financing Activities

We neither generated nor used cash in financing activities during the three months ended March 31, 2022 and 2021.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders deficit of $96,386 with an accumulated deficit of $164,288. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2022 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXSULAR FINANCIAL GROUP INC.

Date: May 13, 2022	/s/ Seng Yeap Kok
Seng Yeap Kok, President and CEO (Principal Executive Officer)

Date: May 13, 2022	/s/ Chew Chye Lau
Chew Chye Lau, CFO (Chief Financial Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

