Form 10-KT
period 2022-06-30
Exsular Financial Group Inc.
filed 2022-09-12
CIK 1643542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2022 to June 30, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2022 the last business day of the Company’s most recently completed second fiscal quarter was $26,220 based on the last time common stock was sold.

There were 5,524,400 shares of issuer’s Common Stock outstanding as of June 30, 2022.

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

PRESENTATION OF INFORMATION

Except as otherwise indicated by the context, references in this Report to “Exsular”, “we”, “us”, “our” and the “Company” are to the combined business of Rayont Inc. and its consolidated subsidiaries.

The Company recently changed its fiscal year-end from a fiscal year ending on December 31 to a fiscal year ending on June 30. This Report includes our audited consolidated financial statements as at and for the six months ended June 30, 2022 and as at and for the twelve months ended December 31, 2021. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). All financial information in this Report is presented in US dollars, unless otherwise indicated, and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in this Report.

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

Revenue

We have no revenues for the years ended June 30, 2022 and 2021. We do not anticipate recognizing any revenues in our first quarter ending September 30, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KT contains forward-looking statements that may be affected by matters outside our control that could cause materially different results.

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

Any of the factors listed above and other factors contained in this Form 10-KT could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot assure you that our future results will meet our expectations. When you consider these forward-looking statements, you should keep in mind these risk factors and the other cautionary statements in this Form 10-K. Our forward-looking statements speak only as of the date made.

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

Acquisition Interest

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

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

Section 106 of the JOBS Act permits emerging growth companies to submit 1933 Act registration statements on a confidential basis provided that the registration statement and all amendments are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow the emerging growth company to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a road show.

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

Preferred Stock

We have no Preferred Stock authorized.

Security Holders

As of June 30, 2022, the Company had 35 shareholders of record of the Company’s common stock and 5,524,400 common shares issued and outstanding, of which 5,000,000 shares were held by Mr. Kok our President and a director of the Company.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual Report on Form 10-KT (as well as information included in oral statements or other written statements made or to be made by Exsular Financial Group, Inc. ) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Frontier Digital believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Frontier Digital’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Frontier Digital’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-KT.

We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-KT.

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

We have not yet generated sustained profits from our prior operations. Our independent accountants have expressed a “going concern” opinion. As of June 30, 2022, we had an accumulated deficit of $167,567 and a net working capital deficit of $99,665.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Results of Operations for the Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

Operating expenses, including professional fees and general and administrative expenses, during the six months ended June 30, 2022, were $12,185 compared to $19,269 during the six months ended June 30, 2021.

The decrease of $7,084 in operating expenses during the six months ended June 30, 2022, compared with the same period during 2021 was attributed to a decrease of professional fees of $5,400, and a $1,684 decrease of administrative expenses.

During the six months ended June 30, 2022, the Company incurred a net loss of $12,185, compared to a net loss of $19,269 during the six months ended June 30, 2021. The $7,084 decrease in net loss was primarily due to the reasons as explained above.

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

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had a cash balance of $0. Due to the lack of revenue, the Company’s operations are primarily funded by the Company’s CEO and major shareholder.

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

Operating Activities

Net cash used in or generated from operating activities was $0 during the six months ended June 30, 2022 and 2021.

Net cash used in or generated from operating activities was $0 during the year ended December 31, 2021 and 2020.

Investing Activities

We neither generated nor used cash in investing activities during the six months ended June 30, 2022 and 2021.

We neither generated nor used cash in investing activities during the years ended December 31, 2021 and 2020.

Financing Activities

We neither generated nor used cash in financing activities during the six months ended June 30, 2022 and 2021.

We neither generated nor used cash in financing activities during the years ended December 31, 2021 and 2020.

During the six months ended June 30, 2022 and 2021, and the years ended December 31, 2021 and 2020, the Company sold 0 shares of the Company’s common stock.

During the six months ended June 30, 2022 and 2021, and the year ended December 31, 2021 and 2020, there was no increase of additional capital.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, we have incurred net losses of $12,185 and $19,269 for the six months ended June 30, 2022 and 2021, respectively; and net losses of $29,332 and $45,313 for the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had a working capital deficit of $99,665 in addition to an accumulated deficit of $167,567, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Exsular Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exsular Financial Group, Inc. (the Company) as of June 30, 2022 and 2021, the related, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for the six months ended June 30, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for six months ended June 30, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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
September 8, 2022

Exsular Financial Group, Inc.

Consolidated Balance Sheets

As of June 30, 2022 and 2021, and December 31, 2021 and 2020

	June 30, 2022	June 30, 2021		December 31, 2021		December 31, 2020

Assets
Current assets
Cash and cash equivalents	$-		$-		$-	$-
Prepaid Expenses	-		-		-	-
Total current assets	-		-			-

Total assets	$-	$		$		$-

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	-		-
Accrued liabilities	-		-			1,275
Notes payable, related parties	99,665		77,417		87,480	56,873
Current liabilities	99,665		77,417		87,480	58,148
Total liabilities	99,665		77,417		87,480	58,148

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,524,400 shares issued and outstanding as of June 30, 2022 and 2021, and December 31, 2021 and 2020	5,524		5,524		5,524	5,524
Additional paid-in capital	62,378		62,378		62,378	62,378
Accumulated deficit	(167,567)		(145,319)		(155,382)	(126,050)
Total Stockholders’ Deficit	(99,665)		(77,417)		(87,480)	(58,148)

Total Liabilities and Stockholders’ Deficit	$-		$-	$		$-

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc.

Consolidated Statements of Operations

For the six months ended June 30, 2022 and 2021

and the years ended December 31, 2021 and 2020

	For the six months ended June 30,				For the years ended December 31,
	2022		2021		2021	2020
Revenues
Revenue	$-		$-		$-	$-
Total revenues	-		-		-	-
Expenses:
Professional fees	11,175		16,575		23,125	40,175
general and administrative	1,010		2,694		6,207	5,138
Total operating expenses	12,185		19,269		29,332	45,313

Provision for income taxes	–		–		–	–

Net loss	$(12,185)		$(19,269)		$(29,332)	$(45,313)

Net Loss per common share
Basic and diluted	$(0.00	)*	$(0.00	)*	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic	5,524,400		5,524,400		5,524,400	5,524,400

*	denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

For the six months ended June 30, 2022 and 2021

and the years ended December 31, 2021 and 2020

	Common		Additional
	Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balance, December 31,2019	5,524,400	5,524	62,378	(80,737)	(12,835)

Net loss and comprehensive loss	–	-	-	(45,313)	(45,313)

Balance, December 31,2020	5,524,400	5,524	62,378	(126,050)	(58,148)

Net loss and comprehensive loss	–	-	-	(29,332)	(29,332)

Balance, December 31, 2021	5,524,400	5,524	62,378	(155,382)	(87,480)

Balance, December 31,2020	5,524,400	5,524	62,378	(126,050)	(58,148)

Net loss and comprehensive loss	–	-	-	(19,269)	(19,269)

Balance, June 30, 2021	5,524,400	5,524	62,378	(145,319)	(77,417)

Balance, December 31,2021	5,524,400	5,524	62,378	(155,382)	(87,480)

Net loss and comprehensive loss	–	-	-	(12,185)	(12,185)

Balance, June 30, 2022	5,524,400	5,524	62,378	(167,567)	(99,665)

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc.

Consolidated Statements of Cash Flows

For the six months ended June 30, 2022 and 2021

and the years ended December 31, 2021 and 2020

	For the six months Ended June 30,		For the years ended December 31,
	2022	2021	2021	2020
Cash flows from operating activities:
Net loss	$(12,185)	$(19,269)	$(29,332)	$(45,313)
Changes in operating assets and liabilities:
Accounts receivable			-	-
Accounts payable			-	-
Accrued liabilities		(1,275)	(1,275)	1,275
Due to related party	12,185	20,544	30,607	44,038
Net cash used in operating activities	-	-	-	-

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-	–	–

Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	-	-
Payment to notes payable, related party		-	-	-
Contributions to additional paid-in capital	-	-	-	-
Net cash provided by financing activities	-	-	-	-

Net increase (decrease) in cash and cash equivalents	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-

Cash and cash equivalents at end of period	$-	$-	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-	$–	$–
Cash paid during the period for income taxes	$-	$-	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc.

Notes to the Consolidated Financial Statements

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

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders deficit of $99,665 with an accumulated deficit of $167,567 as of June 30, 2022, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. A summary of the more significant policies is set forth below:

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during the six months ended June 30, 2022 and 2021, and the years ended December 31, 2021 or 2020.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed when incurred in accordance with the FASB ASC 730, “Research and Development.” The Company did not incur research and development expense during the six months ended June 30, 2022 and 2021, and the years ended December 31, 2021 or 2020.

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

No stock-based compensation was issued during the six months ended June 30, 2022 and 2021, and the years ended December 31, 2021 or 2020.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the six months ended June 30, 2022 and 2021, and the years ended December 31, 2021 or 2020.

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

Note 4. Due to a Related Party

The Company did not have a bank account. The major shareholder of the Company funded the Company’s operations. For the six month ended June 30, 2022 and 2021, the major shareholder paid the Company’s expenses of $12,185 and 20,544, respectively; In 2021 and 2020, the major shareholder paid the Company’s expenses of $30,607 and $44,308, respectively. As of June 30, 2022 and 2021, the balances due to the related party were $99,665 and $77,417, respectively. As of December 31, 2021 and 2020, the balances due to the related party were $87,480 and $56,873, respectively. These advances from the major shareholder are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

Note 5. Income Taxes

The Company did not incur any federal or state income tax expense or benefit for the six months ended June 30, 2022 and 2021, and the years ended December 31, 2021 and 2020.

The provision for income taxes differs from the amounts which would result from applying the federal statutory rate of 21% and state rate of 4.63% to the Company’s loss before income taxes as follows:

	For the six months ended June 30,
	2022	2021
Computed “expected” income tax benefit	$(2,559)	$(4,046)
State income tax benefit, net of federal benefit	(564)	(892)
Change in valuation allowance	3,123	4,938
Provision for income taxes	$-	$-

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	June 30, 2022	June 30, 2021
Deferred tax assets:
Tax benefit from net operating loss carry-forwards	42,947	37,275
Less: Valuation allowance	(42,947)	(37,275)
Net deferred tax assets	$-	$-

	For the years ended December 31,
	2021	2020
Computed “expected” income tax benefit	$(6,160)	$(9,516)
State income tax benefit, net of federal benefit	(1,358)	(2,098)
Change in valuation allowance	7,518	11,614)
Provision for income taxes	$-	$-

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	2021	2020
Deferred tax assets:
Tax benefit from net operating loss carry-forwards	39,825	32,307
Less: Valuation allowance	(39,825)	(32,307)
Net deferred tax assets	$-	$-

As of June 30, 2022, the Company had accumulated net operating losses of $167,567 for federal and state income tax purposes that can be carried forward and deducted against future federal taxable income. The net operating loss will be carried forward indefinitely.

The Management recorded a full valuation allowance against the net deferred tax assets, which were created as a result of the Company’s net operating losses. In assessing the ability to realize a portion of the deferred tax assets, The Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company files federal and state income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2018.

Note 6. Commitments and Contingencies

Legal

We were not subject to legal proceedings during the six months ended June 30, 2022 and 2021, and the years ended December 31, 2021 and 2020, nor is there any legal proceeding threatened or pending to the best of our knowledge and belief.

Contractual

We did not enter into any contractual obligations and commercial commitments during the six months ended June 30, 2022 and 2021, and the years ended December 31, 2021 and 2020, other than the notes payable due to a related party as discussed above in Note 4.

Discontinued Operations

The Company had been engaged in the various businesses since its incorporation on September 19, 2011. The Company was not successful and discontinued the majority of its operation in February 2018. Management believes that there are no valid outstanding liabilities from prior operations. If a creditor were to come forward and claim a liability, the Company has committed to contest such claim to the fullest extent of the law. No amount has been accrued in the financial statements for this contingent liability.

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

As of June 30, 2022, 5,524,400 shares of common stock were issued and outstanding, respectively.

Note 8. Subsequent Events

The Company evaluated all events that have occurred subsequent to June 30, 2022 through the date that the consolidated financial statements were issued, and no reportable subsequent event has been identified.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-KT, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2022 and 2021 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended June 30, 2022 and 2021.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended June 30, 2022. We believe that internal control over financial reporting is not effective. We have identified current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations. The Company does not have adequate segregation of duties in the handling of their financial reporting. This is caused by a very limited number of personnel.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of June 30, 2022:

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

Item 11. Executive Compensation

During the three years ended June 30, 2022, 2021, and 2020, no salaries were paid to any officers or directors.

Executive compensation during the years ended June 30, 2022, 2021 and 2020 was as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Seng Yeap Kok	2022	-	-	-	-	-	-	-	-
Chief	2021	-	-	-	-	-	-	-	-
Executive Officer(1)	2020	-	-	-	-	-	-	-	-

Chew Chye	2022
Lau(1)	2021	-	-	-	-	-	-	-	-
Treasurer	2020	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of June 30, 2022 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

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

Item 14. Principal Accountant Fees and Services.

During the fiscal years ended December 31, 2021 and 2020, and the six months ended June 30, 2022 and 2021, all costs and fees for accounting services were paid directly by the Chief Executive Office and principal shareholder of the Company.

Keith K. Zhen CPA was our independent auditor for the fiscal years ended December 31, 2021 and 2020, and the six months ended June 30, 2022 and 2021.

The following table shows the fees paid or accrued by us for the audit and other services provided by Keith K. Zhen CPA PC for fiscal years ended June 30, 2022 and 2021.

	2022	2021

Audit Fees (i)	$5,000	11,000
Audit-Related Fees (ii)		-
Tax Fees (iii)
All Other Fees (iv)		-
Total	$5,000	$11,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th of September, 2022.

EXSULAR FINANCIAL GROUP INC.

By:	/s/ Seng Yeap Kok
Seng Yeap Kok, CEO and President
(Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Seng Yeap Kok	Dated: September 12, 2022
Seng Yeap Kok
CEO and President (Principal Executive Officer) and Director

/s/ Chew Chye	Dated: September 12, 2022
Chew Chye
Treasurer (Principal Financial and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
31.1*	Certification of CEO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith
(1)	These exhibits have been previously filed with Registrant’s Form 10 Registration Statement filed October 21, 2020

