Form 10-Q
period 2022-09-30
Exsular Financial Group Inc.
filed 2022-11-21
CIK 1643542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-56219

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

There were 5,524,400 shares of issuer’s Common Stock outstanding as of October 30, 2022.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Exsular Financial Group, Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2022, and June 30, 2022

	September 30, 2022	June 30, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$-	$-
Prepaid Expenses	-	-
Total current assets	-	-

Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	-
Accrued liabilities	3,000	-
Notes payable, related parties	107,169	99,665
Current liabilities	110,169	99,665
Total liabilities	110,169	99,665

Stockholders’ Deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,524,400 shares issued and outstanding as of September 30, 2022, and June 30, 2022	5,524	5,524
Additional paid-in capital	62,378	62,378
Accumulated deficit	(178,070)	(167,567)
Total Stockholders’ Deficit	(110,169)	(99,665)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc.

Condensed Consolidated Statements of Operations

For the three months ended September 30, 2022 and 2021

(Unaudited)

	For the three months ended September 30,
	2022		2021
Revenues
Revenue	$-		$-
Total revenues	-		-
Expenses:
Professional fees	10,000		2,775
general and administrative	504		2,251
Total operating expenses	10,504		5,026

Provision for income taxes	–		–

Net loss	$(10,504)		$(5,026)

Net Loss per common share
Basic and diluted	$(0.00	)*	$(0.00	)*

Weighted average shares outstanding
Basic and diluted	5,524,400		5,524,400

*denotes net loss per common share of less than $0.01 per share.

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended September 30, 20222 and 2021

(Unaudited)

For the three months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,504)	$(5,026)
Changes in operating assets and liabilities:
Accounts and other receivables	-	-
Accounts payable	-	-
Accrued liabilities	3,000	-
Due to related party	7,504	5,026
Net cash used in operating activities	-	-

Cash flows from investing activities:
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Proceeds from the sale of common stock	-	-
Payment to notes payable, related party	-	-
Contributions to additional paid-in capital	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$–	$–
Cash paid during the period for income taxes	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

For the three ended September 30, 2022 and 2021

(Unaudited)

	Common		Additional
	Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balance, June 30, 2022	5,524,400	5,524	62,378	(167,567)	(99,665)

Net loss and comprehensive loss	–	-	-	(10,504)	(10,504)

Balance, September 30, 2022	5,524,400	5,524	62,378	(178,071)	(110,169)

Balance, June 30, 2021	5,524,400	5,524	62,378	(145,319)	(77,417)

Net loss and comprehensive loss	–	-	-	(5,026)	(5,026)

Balance, September 30, 2021	5,524,400	5,524	62,378	(150,345)	(82,443)

See accompanying notes to unaudited condensed consolidated financial statements

Exsular Financial Group, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

Note 2 — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders’ deficit of $110,169 with an accumulated deficit of $178,070. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 and also in the notes to the annual consolidated financial statements for the year ended June 30, 2022. There were no material changes to our significant accounting policies during the interim period ended September 30, 2022.

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

In the opinion of management, the balance sheet as of June 30, 2022, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2023 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2022.

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

Note 4 — Due to a Related Party

The Company does not have cash resource or bank account. The Company’s major shareholder pays the expenses for the company’s operations. For the three months ended September 30, 2022 and 2021, the major shareholder paid expense of $7,504 and $5,026, respectively. As of September 30, 2022 and June 30, 2022, the balances due to the major shareholder were $107,169 and $99,665, respectively. These advances from the major shareholder are unsecured, non-interest bearing and payable on demand. There are no written agreements for these advances.

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

As of September 30, 2022 and June 30, 2022, 5,524,400 shares of common stock were issued and outstanding, respectively.

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

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a “going concern” opinion on the consolidated financial statements for the year ended June 30, 2022. As of September 30, 2022, we had an accumulated deficit of $178,070 and a net working capital deficit of $110,169.

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

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Our allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments. If there is deterioration of our customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required. As of September 30, 2022, and June 30, 2022, no allowance for doubtful accounts was deemed necessary.

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

Results of Operations for the Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

During the three months ended September 30, 2022, we generated revenues of $0, the same as during the three months ended September 30, 2021, as the Company ceased its operations of its subsidiary Smile Producer Inc.

Operating expenses, including general and administrative expenses, during the three months ended September 30, 2022 were $10,504, compared to $5,026 during the three months ended September 30, 2021.

The increase of $5,478 in operating expenses during the three months ended September 30, 2022, compared with the same period during 2021 was primarily due to the increase of professional services for the SEC filing.

During the three months ended September 30, 2022, the Company incurred net loss of $10,504, compared to net loss of $5,026 during the three months ended September 30, 2021. The increase in the net loss of $5,478 for the three months ended September 30, 2022, was due to the increase of professional services for the SEC filings.

Liquidity and Capital Resources

As of September 30, 2022 and June 30, 2022, we had a cash balance of $0. As we explained earlier, the Company does not keep a bank account and the major shareholder funds the Company’s operations.

Operating Activities

Net cash used in operating activities was $0 during the three months ended September 30, 2022 and 2021. During the three months ended September 30, 2022, the major shareholder paid $7,504 for the Company’s operations, compared to the same period during 2021; the major shareholder paid $5,026. The increase of $2,478 was due to the increase of the activities in SEC filing preparations.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended September 30, 2022 and 2021.

Financing Activities

We neither generated nor used cash in financing activities during the three months ended September 30, 2022 and 2021.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has a stockholders’ deficit of $110,169 with an accumulated deficit of $178,070. The Company intends to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2022 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The term “disclosure controls and procedures,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Notwithstanding the identified material weaknesses, management believes the financial statements included in this quarterly report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXSULAR FINANCIAL GROUP INC.

Date: November 21, 2022	/s/ Seng Yeap Kok
Seng Yeap Kok, President and CEO (Principal Executive Officer)

Date: November 21, 2022	/s/ Chew Chye Lau
Chew Chye Lau, CFO (Chief Financial Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

